Form 10KSB
period 1997-06-30
AQUAPRO CORP
filed 1997-09-29
CIK 1023367

                                   FORM 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from January 1, 1997 to June 30, 1997
                                        --------------------------------

                         Commission File Number 0-29258
                                                -------

                               AQUAPRO CORPORATION
                 (Name of small business issuer in its charter)

                Tennessee                                  62-1598919
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                  4307 Central Pike, Hermitage, Tennessee 37076
               ---------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

         Issuer's telephone number (615) 889-0804
                                   --------------

         Securities registered under Section 12(b) of the Exchange Act:

       Title of each class           Name of each exchange on which registered
               None                                   None
       -------------------           ------------------------------------------

         Securities registered under Section 12 (g) of the Exchange Act:

                           Common Stock, no par value
                  --------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No  X
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $ 1,203,468

         The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of September 1, 1997 was $17,198,669, based on recent sales by issuer at a price of $6.25 per share for 2,188,587 outstanding shares of common stock and $10.00 per share for 352,000 outstanding shares of Series A Preferred Stock held by non-affiliates.

         As of September 1, 1997, Registrant had outstanding 2,670,667 shares of common stock, its only class of common equity outstanding.

         Transitional Small Business Disclosure Format
(check one): Yes    No.  X
                ---     ---

                                TABLE OF CONTENTS

                                                                                                                      Page
PART I   ..............................................................................................................-1-
         Item 1.           Description of Business.....................................................................-1-
         Item 2.           Description of Property....................................................................-17-
         Item 3.           Legal Proceedings..........................................................................-19-
         Item 4.           Submission of Matters to a Vote of Security Holders........................................-19-

PART II  .............................................................................................................-19-
         Item 5.           Market for Common Equity and Related Stockholder Matters...................................-19-
         Item 6.           Management's Discussion and Analysis or Plan of Operation..................................-21-
         Item 7.           Financial Statements.......................................................................-24-
         Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......-24-

PART III .............................................................................................................-25-
         Item 9.           Directors, Executive Officers, Promoters and Control Persons, Compliance with Section
                           16(a) of the Exchange Act..................................................................-25-

         Item 10. Executive Compensation..............................................................................-27-
         Item 11. Security Ownership of Certain Beneficial Owners and Management......................................-29-
         Item 12. Certain Relationships and Related Transactions......................................................-30-
         Item 13. Exhibits and Reports on Form 8-K....................................................................-42-
         FINANCIAL STATEMENTS......................................................................................... F-1

                                     PART I

Item 1.           Description of Business

General

         The Company. AquaPro Corporation ("Registrant," "AquaPro" or the "Company") was incorporated on March 20, 1995. The Company engages in the business of owning and managing catfish aquaculture farms directly and through its two wholly-owned subsidiaries, American Fisheries Corporation, a Mississippi Corporation ("American") and Circle Creek Aquaculture, Inc., a Tennessee Corporation ("Circle Creek"). The Company currently owns 1,843 water acres of aquaculture ponds. All of the Company's catfish farming activities are conducted in the State of Mississippi and are conducted through Circle Creek and American.


         Mr. Hastings, the Company's Chairman and Chief Executive Officer caused Circle Creek to be incorporated in 1983 under the name of Hastings & Company, Inc. It changed to its current name in March 1995. Until 1996, the business of Circle Creek was primarily the sponsorship and operation of catfish farming investment limited partnerships. Circle Creek sponsored eight such limited partnerships which engaged in catfish farming (the "Circle Creek
Partnerships"), Circle Creek Aquaculture, L.P. ("CCA I"), Circle Creek Aquaculture II, L.P. ("CCA II"), Circle Creek Aquaculture III, L.P. ("CCA
III"), Circle Creek Aquaculture IV, L.P. ("CCA IV"), Circle Creek Aquaculture
V, L.P. ("CCA V"), Circle Creek Aquaculture VI, L.P. ("CCA VI"), Circle Creek Aquaculture VII, L.P. ("CCA VII"), and Circle Creek Aquaculture VIII, L.P.
("CCA VIII"), (collectively, the "Circle Creek Partnerships"). Each of the Circle Creek Partnerships was organized under the laws of the State of Tennessee.

         Mr. Hastings acquired all of the outstanding stock of American in February 1994. American had been formed in 1988 by unrelated persons to manage catfish farming operations. At the time it was acquired by Mr. Hastings, American served as manager for each of the six Circle Creek Partnerships then existing. In 1995, Mr. Hastings and Ms. Hastings transferred all of their interest in the stock of American and Circle Creek to the Company. Effective on December 31, 1995, the Company acquired all of the assets of CCA I, CCA II, CCA III and CCA IV, pursuant to certain merger transactions (the "Prior Consolidation"). Effective June 30, 1997, the Company acquired all of the assets of CCA V, CCA VI, CCA VII, and CCA VIII (the "Recent Consolidation"). See Part III, Item 12, "Certain Relationships and Related Transactions."

         Mr. Hastings sponsored and acted as sole general partner for the first six Circle Creek Partnerships which were formed between 1989 and 1994. In 1995 and 1996, Mr. Hastings and the Company co-sponsored, and acted as co-general partners of, CCA VII and CCA VIII. Effective December 31, 1995, Mr. Hastings assigned all of his economic interest as general partner of each of the eight Circle Creek Partnerships to the Company. These interests consisted of a one percent (1%) interest in Partnership capital, profits and losses and a promotional contingent interest of twenty-five percent (25%) of Partnership distributions following a minimum cumulative return to the limited partners. To date, neither AquaPro or the general partner are entitled to receive any distributions pursuant to this contingent promotional interest in any of the Circle Creek Partnerships.

         The Company has changed its fiscal year to June 30 commencing with the period ended June 30, 1997. The Company is now on a June 30 fiscal year. Management believes the change in fiscal year will allow its accounting period to better reflect operations during the normal catfish Aquaculture business cycle and thus more accurately reflect the Company's performance in its business segment.

         The Company's corporate offices are located at 4307 Central Pike, Hermitage, Tennessee 37076. The Company's catfish farms are located in the north central area of Mississippi in the region known as the "Mississippi Delta" or the "Delta." The address of the Company's farm management offices is 1100 Highway 3, Sunflower, MS 38778.

The Catfish Farming Industry

         The Company grows channel catfish for ultimate sale and processing. Channel catfish account for substantially all of the commercial catfish production within the United States. The channel catfish has many qualities making it a superior candidate for commercial production over other species of catfish. These qualities include ease of spawning, easily controlled reproduction, relatively simple dietary needs, a relatively hardy constitution, the ability to survive over a wide range of temperatures and the ability to adapt well to commonly used culture systems.

         According to the National Fisheries Institute, farm-raised catfish now ranks as the fifth most popular seafood in America, with a per capita annual consumption of one pound. The National Agricultural Statistic Service ("NASS") of the Agricultural Statistic Board, U.S. Department of Agriculture, has released its annual survey data for the catfish farming industry for 1996. NASS reports that catfish growers in the fifteen (15) major producing states had total sales of $417 million during 1996, up 4% from $400 million in 1995. Sales of all food-size catfish totaled $389 million in 1996, up 3% from $378 million in 1995, and in 1996, sales of fingerling and fry totaled $21.6 million compared to $16.1 million during 1995. During 1996 direct sales to processors accounted for 96% of total sales of food-size catfish. NASS also reports that on January 1, 1997, the total number of catfish Aquaculture operations was 1,302, down 2% from the 1,328 operations reported at January 1, 1996. However, the number of operations in the top four (4) catfish producing states, Alabama, Arkansas, Louisiana and Mississippi increased by 1% during this time. NASS also reports that on January 1, 1997, water acres used for catfish Aquaculture totaled 177,000 acres, up 6% from July 1, 1996, and that an additional 4,650 acres are currently under construction and are expected be in use by July 1, 1997. NASS reports all food-size catfish on-hand at January 1, 1997 total 271 million, up 19% from 228 million on-hand the previous year. Medium food-size showed the largest increase of the three categories from January 1, 1996, increasing by 30%. Also, 872 million fingerlings were reported on January 1, 1997, up 6% from 823 million on-hand at January 1, 1996.

         The Food and Drug Administration ("FDA") funded a study in 1991, which showed farm-raised catfish to be the fourth most popular seafood in the U.S. The average prices paid by major processors per pound for farm-raised catfish during the past thirteen years, according to the U.S. Department of Agriculture, are as follows:

                   Historic Average Processor Price for Catfish
                   --------------------------------------------
                    Year             Average Price Per Pound
                    ----             -----------------------
                    1984                      69.2(cent)
                    1985                      72.6
                    1986                      66.8
                    1987                      61.8
                    1988                      76.4
                    1989                      71.5
                    1990                      77.3
                    1991                      63.1
                    1992                      60.0
                    1993                      71.0
                    1994                      78.9
                    1995                      78.8
                    1996                      77.0
                    1997 (through 7/31)       72.6

         There are two major channels of distribution for farm-raised catfish: retail grocery store outlets and the food service sector. Each accounts for approximately half of total catfish sales. Catfish farmers can access these markets directly only if they process their own production. The vast majority of farmers, including the Company, do not have processing capability and thus must sell their products to either cooperatively owned or independent processors. The Company sells its catfish to a limited number of cooperative and independent catfish processors. The terms of sale generally permit payment within 6 weeks of delivery and does not require collateral for payment. For the six-month period ended June 30, 1997, one processor represented 90% of net sales. Three processors represented 55%, 25% and 11%, respectively, of the Company's net sales for the year ended December 31, 1996 and 51%, 25% and 18%, respectively, for the year-ended December 31, 1995. These cooperatives sell processed catfish both to retail grocers and to the food service industry.

The Company's Catfish Farming Operations

         Catfish Aquaculture. Channel catfish are grown in outdoor ponds in which the water is about four to five feet deep. The Company's operations are conducted in ponds ranging from 10 to 20 water acres in size. Each pond is separated by levees that must be large and strong enough to support a semi truck and trailer hauling up to 40,000 pounds of catfish. The levee system provides access to the ponds for feeding, oxygen checking (oxygen level regulation), aeration and other maintenance chores. Ponds are supplied with water from underground sources (wells). The water does not flow back and forth between the ponds because of the higher, heavy clay levees. The ponds have relatively flat, regular sides and bottoms, since this shape facilitates harvesting. Individual ponds average 13 land acres and 4 to 5 feet in depth from the bottom of the pond to the top of the levee.

         Successful catfish farming requires stocking the ponds and feeding the fish at the highest rate possible, while still maintaining a healthy living environment. Management believes that 5,000 stocker fish and 8,000-10,000 5" to 6" fingerlings per acre for the initial stocking, and 7,000 to 10,000 5" to 6" fingerlings each year thereafter, is the optimum number of fish to maintain maximum production levels. Management believes only stocking rates greater than 7,000 head per acre are cost-effective on a long-term basis in the present industry environment. Current stocking rates in the industry range from approximately 3,000 head to more than 10,000 head per acre. Once fully stocked, a well-managed catfish farm can produce 6,500 pounds of catfish per water acre per year, although the industry average is less. Catfish farms in the Mississippi Delta average 4,000 to 5,000 pounds of catfish production per acre per year.

         The time period required for a catfish to progress from fingerling to its optimum weight of 1 to 1-1/2 pounds is 8 to 12 growing months, depending on the feeding, health, density of population and other factors, many of which, including climatic conditions, will be outside the control of Management. There are normally eight growing months during a calendar year (March through October) so fish are generally in the water over a two calendar year period. Historically, most catfish were harvested and processed in the months of June through October. However, as a result of an active marketing campaign by the catfish industry and consistent year-round production, consumer demand for catfish has become more year-round in recent years.

         Channel catfish grow fastest and healthiest under certain environmental conditions. The optimal temperature for channel catfish growth is about 85(degree). Because the growing of catfish in outdoor ponds is by far the most economical (cultivation in tanks or heated water is much more expensive and is commercially feasible only when some unique circumstance exists, such as the opportunity to sell fish at an exceptional price), catfish are most easily grown in a location where average daily water temperatures are above 70(degree) for at least 180 days a year, with at least 120 days above 80(degree). Thus, climate is one reason for choosing the Mississippi Delta region to grow the fish. When the water approaches 50(degree) Fahrenheit, feeding activity slows, almost stopping as temperature drops further. In the Mississippi Delta region, the heaviest feeding times are spring, summer, and fall. (Channel catfish can survive, however, for long periods of time at water temperatures ranging from just above freezing to about 104(degree)).

         The Company cultures its fingerlings until they reach marketable size (or weight). Within the catfish farming industry, three sizes of food-size fish are recognized. Large food-size catfish are 3 pounds and above. Medium food-size catfish are 1-1/2 to 3 pounds, and small food-size catfish are 3/4 to 1-1/2 pounds. While catfish of 3/4 of a pound or more are considered market weight, Management intends to market the Company's catfish at a weight of 1 to 1-1/2 pounds. In Management's experience, this is the optimum size for marketing because it yields the best fillet when processed. The highest demand for catfish production is for fillet cuts. Accordingly, the catfish will be fed and maintained until they weigh 1 to 1-1/2 pounds before any will be ready to harvest and sell to a processor. As catfish are sold, additional fingerlings will be purchased periodically to restock the ponds. Generally, the Company would replace inventory with 5" to 6" fingerlings. This is because, for production during a full growing season, it is generally more efficient to purchase 5" to 6" fingerlings than to devote one or more of the Company's ponds to catfish spawning. The price paid for fingerlings ranges between .75(cent) and 1.50(cent) per inch. Management anticipates that this price range will remain fairly constant. However, fry are much less costly than larger stock-size fish, and where ponds are newly refurbished or reworked they are sterile and ideal for growing fry-size fish. As the Company refurbishes several of its ponds in 1997 and 1998, management plans to stock 270 acres of its Hidden Lakes farm with fry to supply its fingerling needs on its other seven farms.

         Necessary Resources and Materials. As discussed in further detail below, the raw materials necessary for the Company's agriculture operations consist primarily of stock fish, feed, electricity and gasoline. The Company also requires equipment and general supplies to maintain its operations. The Company purchases its feed principally through cooperatives. The price of feed closely reflects the costs of the raw materials used in the synthesis thereof, including soybean, corn and other agricultural products. Accordingly, the price of feed fluctuates in response to the prices of these commodities on the world markets. The Company uses significant amounts of electricity and gasoline in operating its aerators, particularly during the warmer months (principally spring and summer) during which fish increase activity and thus, oxygen consumption is greatest. Thus, the Company is subject to fluctuations in electricity and gasoline prices.

The Company uses both unspecialized equipment, such as tractors, trucks, etc., and specialized equipment, aerators, seining equipment, etc., in its operations. New and used equipment in the past have been available at competitive prices and terms to the Company, primarily because of the concentration of catfish farming in the Delta area and as a result of the historic high rate of turnover of catfish farming operators. The Company anticipates this trend will continue and anticipates that both new and used equipment will continue to be readily available to the Company as needed. Another major expense of the Company's business is labor. The Company currently employs a non-organized labor field staff. Most of the Company's field staff requires low level skills and training and thus, the Company believes that competent labor at competitive prices will continue to be available to the Company in the area of its operations.

         Feed. Catfish are fed a diet of "puffed" high protein, floating food pellets which are a mixture of soybean, corn, wheat, vitamins, minerals and fish meal, produced by fish mills. The food is scientifically formulated, not only to provide an optimal level of nutrition to the individual fish but also to produce a meat of a mild, sweet flavor and the absence of any "fishy" odor during cooking. One of the advantages of catfish Aquaculture is the higher feed/conversion ratio of this meat source. Laboratory studies have shown conversion ratios for channel catfish as high as 1.75 pounds of feed per one pound of fish produced. However, based on its experience, Management believes the "real life" conversion rate for catfish grown under commercial conditions, including mortality, is closer to 2.5:1 and management uses this rate in its inventory control and monitoring procedures. By comparison, chicken has a conversion ratio of approximately 3:1; pork has a conversion ratio of approximately 4:1; and beef has a conversion ratio of approximately 8:1.

         Feed prices can vary greatly from year to year. In 1995, feed prices averaged $235 per ton. Increases in soybean, corn and wheat prices in 1996 and early 1997 pushed feed prices to $287 per ton in early 1997. Higher feed prices directly resulted in increased costs of products sold. The price of feed is subject to crop yields, which cannot be predicted with certainty. In order to help control its feed costs, the Company owns shares in Indi-Bell Feed Mill Cooperative ("Delta Western"). As a member of this Cooperative, the Company has the opportunity to buy feed at wholesale prices and to purchase feed on an "as needed" basis on two days' prior notice. Thus, the Company can avoid having to purchase and store large amounts of catfish feed in order to lock in current prices. The Delta Western Cooperative has over 250 members. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange. The Company has contracted to purchase at a price of $252 per ton for approximately 85% of its budgeted feed consumption for calendar year 1997.

         Oxygen Levels. Catfish are sensitive to water oxygen levels which fluctuate on a more or less predictable cycle during a 24-hour period. Oxygen levels are supplemented by algae growth during the daylight hours, and are depleted during the dark hours as algae are dormant. Because the fish remain active during both daylight and dark hours, the ponds must be constantly monitored and aerated as necessary in order to maintain acceptable oxygen levels.

         Disease. Diseases affecting catfish are a constant risk. A vaccine is presently available to treat enteric septicemia, which is currently the leading cause of mortality among catfish (approximately 40% of all catfish disease is a form of enteric septicemia). The most efficient safeguard against this disease is constant monitoring and the purchase of fingerlings which have been fed the oral vaccine. Once the disease is detected, medicated feed may be provided to the infected fish to prevent a serious outbreak. Those diseases which cannot be successfully treated can often be contained in the infected pond, since the Farm ponds, as is typical with catfish ponds, are separated by levees, and water from one pond does not normally cross over into another pond. Frequent monitoring is also necessary in order to maintain proper water chemistry.

         Harvesting and Restocking. When Management determines that the catfish of a particular pond are ready for market, the pond is seined using a net of appropriate size, which will allow the smaller catfish to escape while trapping the larger catfish in the net. The catfish will then be loaded live on trucks and transported to the processor where the fish are cleaned, processed, and chilled or frozen in less than three minutes. The processing plants pay an agreed upon price per pound for the delivered fish. The Company owns shares in the Delta Pride processing cooperative where most of its catfish are sold for processing. The Company primarily contracts with unaffiliated firms for the harvesting and transportation of its fish production.

         The Company seeks to restock its ponds annually in order to maintain the optimum population within each pond. At any time, each pond will have fish at various stages of growth. The cycle from fingerlings to ideal processing size (1.0 lbs. to 1.5 lbs.) generally takes 18 months.

         Inventory Control Procedures. Husbandry of its live fish inventories is probably the most important aspect of the Company's Aquaculture business. Ongoing knowledge of live fish inventories is critical to management's ability to make accurate and timely decisions regarding their feeding, care and harvesting. For instance, accurate estimates of the number of fish and their respective size are used in determining the amount and timing of feedings and necessary aeration, restocking and harvesting. Live fish inventory control and estimation procedures have historically employed both quantitative and more subjective, qualitative procedures. Current industry estimation practices employ the simultaneous use of two general estimation techniques: physical inventory sampling (counting techniques) and statistical models. Typically, farmers will use both techniques and cross-check the results to determine consistent estimates.

         The most certain physical sampling method would be the draining of ponds and physical counting of fish inventory. However, this is only done at such times as ponds are drained for rehabilitation because physical removal of fish results in significant loss and is not a practical method of inventory determination. Therefore, typical sampling involves periodic seining of ponds and observation of fish population number and size, observed actual mortality, and observed food consumption patterns and rates. These physical sampling techniques involve different degrees of subjective judgment and non-random procedures. However, when used in conjunction with statistical estimations, they serve as important cross-checks or verification of the statistical estimates.

         Management employs statistical techniques to estimate inventory based on known factors, such as number and size of fingerling introduction, amounts and timing of feed, and amounts harvested. Management estimates inventory size and number based on these factors using statistical models. The Company currently uses two statistical estimation procedures; its historical, empirically evolved statistical procedures and the Fishy statistical program developed in Mississippi under the leadership of Dr. Wallace E. Killcreas, professor and economist at Mississippi State University. The latest version of the Fishy program, Fishy 3.1, is quickly becoming a standard in the fish farming industry. Fishy is a micro-computer program designed to help fish producers make better production management decisions. The program is a complete fish production management system designed for pond-raised catfish. When properly and diligently used, the program's creators believe it will accumulate the end report data needed to make economically efficient decisions. It allows users to enter and analyze all information needed to compute out-of-pocket costs of growing catfish. The general features of the program include gathering and reporting historical production data, such as food purchased and fish stocked and fed, lost, harvested and marketed.

The program also allows water quality data assimilation, reporting and graphing. The program calculates information such as feed conversion ratios, percentages of body weight to feed, and projections of fish growth and feed needed for future production.

         While Management believes that its inventory control and estimating procedures are consistent with the most advanced available to the Aquaculture industry, its degree of accuracy is difficult to quantify. In the past, physical inventory counts made by Management in conjunction with pond drainings and reconstruction have varied significantly from statistically derived inventory estimates for the same ponds. Management now estimates a mortality rate of 1.6% per month, based on the Fishy program. Management then compares these estimates against its expected conversion of fingerlings to pounds of production marketed using a lower than industry average conversion factor of one pound of growth per 2.5 pounds of feed used. While Management believes that it has determined the basis of these variances and has made adjustments to its statistical procedures, including mortality rates and food conversion rates, in order to eliminate these variances in the future, there is no assurance that it has been able to do so. It is reasonably possible that the Company's actual live fish mortality will vary significantly from estimated mortality.

         Employees. The Company currently employs 32 full-time persons.

Recent Developments

         Community Bank Credit Line. Effective April 16, 1997, the Company has obtained a revolving credit line in the amount of $750,000 from Community Bank, Indianola. The purpose of the credit line is to provide financing for catfish feed purchases from Delta Western. Borrowings under the credit line bear interest at the rate of prime plus 165 basis points (1.65%). The credit line matures on March 5, 1998. The Company paid a commitment fee of 1% ($7,500). Under the credit line, the Company has established an operating deposit account with the Bank's Indianola Branch into which the Company must deposit proceeds from pledged inventory sales and accounts receivable. One-half of these amounts are applied to repayment of the credit line balance and the remaining balance is then available to the Company. The credit line is represented by the Company's promissory note which is secured by a first lien on certain stock in processing cooperatives owned by the Company, and a first lien on inventory and accounts receivable of the Company and the Partnerships. Mr. George S. Hastings has personally guaranteed the credit line.

         Assessments by Delta Pride Cooperative. Delta Pride Catfish, Inc. ("Delta Pride") has assessed the Company and its other members. The assessment is made on a 'per pound' basis for fish processed by Delta Pride pursuant to each member's live fish deliveries during the year ended June 30, 1997. The current assessment is three cents ($0.03) per pound processed, and payable in installments of $0.01 per pound each on July 31, August 29, and September 30, 1997. In addition, Delta Pride has informed its members of an additional assessment of up to five cents ($0.05) per pound, which would be payable in installments over the period from late 1997 through early 1998. The assessment is necessary primarily to cover operating losses incurred by Delta Pride during the year ended June 30, 1997. The Company's share of Delta Pride's operating losses for the year ended June 30, 1997 have been reflected as a redemption in the Company's investment in Delta Pride stock as of June 30, 1997. The total of these losses has only been recently determined and were previously undetected and unexpected by the Delta Pride Board of Directors due to internal accounting irregularities. Delta Pride is the largest catfish processor in the United States. The Company is among the ten largest member shareholders of Delta Pride and Delta Pride is the Company's largest customer.

         The members' obligations to pay these installments are non-recourse, but, until the installments are paid, the Company cannot deliver fish under its delivery rights to Delta Pride. In general, Delta Pride members are responsible for paying all assessments relating to their delivery rights during the year ended June 30, 1997, whether or not the delivery rights were used by the member or by an assignee of the member. During the year ended June 30, 1997, the Company assigned its Delta Pride delivery rights for approximately 580,000 pounds of catfish to other party farmers because it could not use the rights a scheduled. In general, these assignees are contractually obligated to the Company to pay any assessments relating to their use of the Company's Delta Pride delivery rights, and the Company believes it can successfully recover these amounts from these contractees. The Company has paid each of its July, August and September assessment installments. Payment of the Delta Pride assessments will materially reduce the Company's cash flow for the year ending June 30, 1998 while the charges increased its net loss by $272,000 for the year ended June 30, 1997.

         Resignation of Mr. Jones. Mr. Austin Jones, the Company's Vice President - Production, has resigned effective August 1, 1997. The Company does not intend to immediately replace Mr. Jones, who was an officer and part-time employee of the Company. At the time of his departure, Mr. Jones served as an administrative level consultant to the Company. Most of his field duties were assumed by the Company's area managers pursuant to its staff reorganization in 1996 and management does not expect Mr. Jones' departure to adversely affect the Company's production, staffing or performance. Mr. Jones was a co- founder of American Fisheries Corporation in 1987, a predecessor of the Company, and continued to be employed in a supervisory production capacity after American was acquired in 1989.

         Adjustment to Mr. Hastings' Salary. Effective August 1, 1997, Mr. Hastings has agreed and the Board of Directors has approved a change in Mr. Hastings' compensation whereby his salary is reduced to $1 per year and the Board increased the number of stock options granted to Mr. Hastings to 50,000 per quarter, with a maximum of 200,000 per year, to be exercisable over a seven year period. The option exercise price will be $5.63 per Share (i.e. 90% of the $6.25 price on which the Consolidation Units were based). The exercise price will be adjusted to the average trading price of the Common Stock for the first 65 days after listing on a national exchange, as defined for the purposes of the Series A Preferred Stock.

Risk Factors

         The Company and its securities are subject to a number of risks. Set forth below is a description of the more material of these risks.

         Risks Associated With the Aquaculture Business

         General Risks of Catfish Farming. The Company faces three general types of risk in connection with its catfish farming business.

         - Risks involving the price and availability of equipment and supplies,

         - Climatic, environmental and biological risks such as weather, natural catastrophes and disease, and

         - Market risks regarding the price and strength of the consumer market for the Company's catfish production.

         The risk exposure in each of these categories is amplified by competition between the Company and other catfish producers, particularly those located within the Mississippi Delta. If the Company is unable to maintain its operating costs at levels which allow it to realize a profit in its catfish sales, the Company will not be profitable and, if this condition persists, it would fail and the Shareholders would lose some or all of their investment.

         Certain risks, such as adverse climatic conditions, natural disasters, disease, consumer demand and competition, are outside the Management's control and, to a varying extent, cannot be planned for or avoided. The occurrence of one or more of these events could deplete the Company's operating reserves and resources and thereby result in the need for additional capital.

                  Availability and Price of Stock Fish and Supplies. The price of stock fish, supplies such as feed, and labor are subject to fluctuations due to availability and varying demands. Increased competition for supplies and services within the catfish farming industry in general, and the Mississippi Delta in particular, could cause temporary or prolonged price increases for feed, labor or other items necessary to the Company's farming operations. While Management will attempt to obtain lower supply and labor costs through cooperative purchasing, there is no assurance that it will be able to do so or that future price increases will not occur. Prolonged increases in one or more of these categories would negatively affect the Company's profitability and ability to remain in business.

                  Consumer Demand. The Company's profitability will depend substantially on the price at which it can sell its catfish. In the past years, prices have fluctuated substantially and will likely continue to do so in the future. Prices are dependent upon the demand for catfish by consumers and the supply of catfish available at any given time. While catfish consumption is in general increasing, there continues to be substantial consumer reluctance to eat catfish. Also, catfish continues to incur substantial competition from other seafood, beef, pork and chicken. While foreign-produced catfish currently accounts for less than one percent of the total catfish consumed in the United States, increased foreign competition could negatively impact the price at which the Company can sell its catfish production. Any continued depression of the price the Company can receive for its catfish will negatively affect the Company's profitability and its ability to remain in business.

                  Loss Due to Disease. The single highest cause of loss in catfish farming is disease. Disease has accounted for more than sixty percent of catfish loss each year since 1990. The Company will attempt to control the more common catfish diseases through the purchase of disease resistant or vaccinated fingerlings, and will monitor its fish for disease so that a diseased pond can be quickly quarantined. Nevertheless, catfish are susceptible to a number of viral and bacterial diseases, many of which cannot be effectively treated, even if diagnosed early. A number of these diseases cannot be prevented. Also, it is possible that new diseases may occur in the future for which effective treatment does not exist. There is no assurance that the Company will be able to limit disease. A loss of a substantial amount of the Company's inventory due to disease will negatively affect its profitability and its ability to remain in business.

                  Water Oxygenation. Catfish survival is dependent upon the maintenance of adequate oxygen levels in the catfish ponds on a 24-hour basis. Typically, oxygen levels will fluctuate throughout a 24-hour period. Oxygen levels are enhanced by photo synthetic bacteria during the daylight hours and depleted during the nighttime hours by catfish activity. In order to maintain adequate oxygen levels, catfish ponds must be aerated mechanically during times of low oxygen levels. If oxygen levels are not monitored regularly or if low levels are not discovered in time, the catfish will be lost. The Company will maintain a regular oxygen monitoring schedule and will have on its premises sufficient electric aerators to maintain pond oxygen levels under anticipated conditions. Nevertheless, unanticipated conditions such as prolonged loss of electric power may render unavailable the electric aerating equipment. A substantial loss of the Company catfish inventory due to a failure to maintain oxygen levels would negatively impact the Company's profitability and its ability to remain in business.

                  Price of Catfish Feed. Catfish feed, which is the greatest single production cost in catfish farming operations, is subject to large fluctuations. Industry groups report in recent years, fluctuation between $180 and $300 per ton. Feed prices are currently as high as $252 per ton. Currently, catfish feed is produced by a small number of producers, some of which are cooperatives. The Company owns shares in Delta Western, a cooperative catfish food producer, which allows the Company a limited preferential right to purchase feed. These shares, however, do not assure the availability of feed or the price at which feed can be purchased. While the Company attempts to budget for anticipated feed costs in its operations, such costs are not predictable with certainty and the Company has no control over the market price of feed. There is no assurance that the Company will be able to purchase feed in the future as needed at a cost that will allow it to operate profitably or remain in business.

                  Climatic Conditions. While channel catfish are tolerant to a wide range of climatic and temperature conditions, these catfish become immobile below 32(degree) Fahrenheit. Catfish ponds cannot economically be heated. Accordingly, prolonged cold weather conditions could lower pond temperatures to below 32(degree) and result in a substantial loss of the Company's catfish inventory, thereby negatively impacting its profitability and its ability to remain in business.

                  Water Contamination. Non-catfish farming operations in the Mississippi Delta have in the past used and continue to use chemical fertilizers and pesticides in their crop production. Even small concentrations of certain chemicals and pesticides can significantly affect catfish production and can result in loss of the entire catfish population in the pond affected. While Management has from time to time tested the Partnerships' ponds and found no dangerous levels of any chemical or pesticide present, there is no assurance that contamination from these chemicals may not occur in the future, either through penetration of ground water or surface application. Management will continue to monitor and test the ponds for possible contamination. Additionally, in order to reduce the risk of contamination, the Company has adopted a policy whereby it will not purchase land where certain crops have been grown.

                  Natural Hazards. Excessive amounts of aquatic weeds reduce catfish production. The only method of aquatic weed control is chemical control, which can result in oxygen depletion and accompanying loss of catfish in the treated pond. Further, the chemicals used to destroy weeds are expensive to purchase and are not always completely effective. Catfish population loss can also occur as a result of predators, including naturally occurring birds, snakes and turtles. The occurrence of such predators is common in the Mississippi Delta area and Management will limit the damage caused by such predators by continuing its policy of early detection and removal.

                  Water Availability. Catfish production requires large, reliable sources of water. In general, the Mississippi Delta is supplied by a large and readily accessible ground water source. The Partnerships' farms are served by wells, capable of producing sufficient water to meet the anticipated needs of the Company's catfish farming operations. Nevertheless, the water available to the Company may be limited by natural courses or by chemical or fertilizer contamination as described above. Further, there is no assurance that the State of Mississippi, the U.S. Army Corps of Engineers or other governmental authority will not in the future place limitations on the amount of water which may be withdrawn by well. Nonavailability of sufficient water would substantially and negatively impact the Company's profitability and ability to remain in business.

                  Quality of Catfish. Management intends to follow farming procedures which have been shown to result in the palatable, clean tasting, "non-fishy" catfish demanded by the consumer market. Nevertheless, for reasons which usually cannot be controlled before they are discovered, catfish in any particular pond may acquire an "off-flavor" taste. A number of factors, many of which often work together, may cause this result. A common cause is certain types of algae which are difficult to control in catfish ponds, particularly in late summer and early fall. Fortunately, a catfish pond will become "off-flavor" only for a limited period of time, even if no affirmative corrective action is taken. However, there may be several months during which one or more of the Company's ponds may be "off-flavor," thereby preventing the Company from selling catfish from that pond but requiring the Company to continue to incur expenses in feeding and maintaining the catfish population. Catfish industry groups are currently conducting studies to determine the cause and treatment of "off-flavor" conditions.

                  Uninsured Losses. Management maintains liability and casualty coverage for its farms and its major equipment in amounts it deems appropriate. However, certain losses from significant risks, such as disease, chemical contamination, climatic conditions or natural disasters, such as ice storms, floods, droughts or hurricanes, are either uninsurable or are not economically feasible to insure. Should the Company incur a loss from such an uninsured event, the Company could sustain a loss of its catfish farming business. In such event, the Shareholders would lose all or substantially all of their investment in the Company.

                  Ability to Sell its Fish Production. The Company does not have the capability to process its own fish. The Company sells its catfish primarily to two cooperative processors of which it is a member. Members of cooperative processors are allocated fish delivery rights or sale allocations requiring the cooperative to purchase an amount of fish in proportion to the number of shares owned. The price received depends on the price paid by the processor at the time of delivery. Cooperatives are managed by boards of directors elected by their members. To the extent the cooperative processors operate profitably, the members are benefited through price concessions, rebates and/or distributions. To the extent cooperatives operate unprofitably, members are subject to assessments to fund such losses. The failure to pay assessments generally results in a loss of delivery rights and sometimes in the loss of membership interests. Accordingly, the Company's ability to market its catfish in volumes and at prices necessary for profitable operations substantially depends on the ability of management of the cooperative processors of which the Company is a member to operate their processors in an efficient manner. Moreover, fish the Company cannot sell to its cooperative processors must be sold to other processors on a negotiated basis in competition with other catfish producers. While there are a number of processors located in the Mississippi Delta, management does not believe there is sufficient competition among processors to provide any substantial leverage to the catfish producers in negotiating prices. These circumstances do not allow the Company to depend on stable catfish prices for its future production. Thus, there is no assurance that the Company will be able to sell its catfish production at a price which will allow it to realize a profit.

                  Assessments By Delta Pride. The Company's principal catfish processing cooperative, Delta Pride Catfish, Inc. has assessed its member stockholders, including the Company, $.03 per pound of catfish processed to cover operating losses sustained by Delta Pride during its fiscal year ended June 30, 1997. Delta Pride has also notified its members that it may assess up to an additional $.05 per pound of catfish processed which would be payable in installments over a period from the end of 1997 through early 1998. As a member of this cooperative, the Company must pay these assessments in order to retain its member catfish delivery rights. In 1996, and for the six months ended June 30, 1997, the Company sold 55% and 90%, respectively, of its total catfish production to Delta Pride. The assessments were recorded as a $272,000 charge to earnings during the six-month period ended June 30, 1997 and are expected to be paid out and thereby reduce the cash flow of the Company during the next year. Moreover, although Delta Pride has instituted significant measures, including a change in executive management, to end future operating losses, there is no assurance it will be able to do so. Should Delta Pride continue to operate at a loss, its members, including the Company, can anticipate additional assessments in the future.

         Should Delta Pride continue to sustain significant losses and/or should a significant number of its members fail to pay their assessments as due, Delta Pride's ability to continue to operate as a fish processing concern could be suspended or terminated. In this event, the Company would be unable to market a substantial percentage of its catfish unless it established alternative processing arrangements. Also, in such event, the Company's significant investment in Delta Pride cooperative stock would be significantly impaired or possibly rendered valueless.

                  Availability and Price of Stock Fish and Supplies. The price of stock fish, supplies such as feed, and labor are subject to fluctuations due to availability and varying demands. Increased competition for supplies and services within the catfish farming industry in general, and the Mississippi Delta in particular, could cause temporary or prolonged price increases for feed, labor or other items necessary to the Company's farming operations. While management will attempt to obtain lower supply and labor costs through cooperative purchasing, there is no assurance that it will be able to do so or that future price increases will not occur. Prolonged increases in one or more of these categories would negatively affect the Company's profitability and ability to remain in business.

                  Effect of Competition. The catfish farming industry is intensely competitive, particularly in terms of costs of production and price, and to a lesser extent in terms of quality and marketing. Many of the Company's competitors are better established, have substantially greater financial, marketing and other resources than the Company, and some may have more efficiencies in cost of production. The existence of any of these facts could give such competitors an advantage over the Company. Moreover, one or more competitors may develop and successfully commercialize catfish farming techniques or procedures that provide them with an advantage over the Company in terms of costs of production, price and quality of catfish production. As a consequence, such competition may result in the Company's inability to compete with such farming operations on a continuing basis.

                  Impact of Environmental Laws and Regulations. As a food, catfish is subject to federal and state laws and regulations regulating the cultivating and growing of edible products and the content of regulated or restricted substances therein. For example, various herbicides, algaecides, fungicides and other mineral and chemical supplements and treatments which the Company may otherwise in controlling algae, fungi and other pests, are restricted or prohibited under prevailing federal and state laws and regulations. The chemical content of catfish is subject to federal standards and the Company is susceptible to inclusions of restricted or prohibited substances in its catfish through means beyond its control. For instance, such substances may be included by feed or ground water utilized by the Company in cultivating its catfish. In the event restricted or prohibited substances or chemicals are discovered to be present in the Company's ponds or catfish in amounts exceeding permissible levels, the Company could be prohibited from selling all or a significant portion of its catfish for an extended period of time, and may be required to destroy all or a substantial portion of its then-current catfish production. Also, under certain circumstances, the Company could be required to pay monetary damages and/or take remedial measures to remove or prevent occurrence contamination by the restricted or prohibited substance or chemical. In July, the FDA advised the catfish industry that excessive levels of dioxin had been detected. Dioxin is a toxic industrial byproduct thought to affect the human immune system and to cause human reproductive disorders and cancer in the catfish and poultry feed manufactured and distributed by one producer. The FDA proposed to immediately ban all further shipments of catfish, eggs and poultry on a nationwide basis that may have been contaminated by the trace levels of dioxin. The catfish industry was able to delay FDA action until catfish producers had an opportunity to test their catfish for dioxin levels. The Company, among other catfish producers, had sufficient time to receive negative test results for dioxin levels in their catfish production and avoid delaying shipment and sales of their catfish after the ban implementation date. However, had the FDA not delayed imposition of the ban, the Company and other catfish producers would have experienced a delay in the sale and shipment of their catfish production until such time as they could produce negative test results.

         Also, under various federal, state and local laws, ordinances and regulations, the owner of real estate generally is liable for the costs of removal or amelioration of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. Further, the presence of such substances, or the failure to properly ameliorate such substances, may adversely affect the Company's ability to operate or sell or rent a property or its catfish, or to borrow funds using the property as collateral. Noncompliance with environmental, health or safety requirements may result in the need to cease or alter the Company's operations. Also, certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. Transfer of the property will not relieve a prior owner of this liability. Thus, the Company could have liability with respect to a property after it is sold.

         The Company will not obtain its own environmental inspection of the Company's properties. Based on management's previous inspections, general familiarity with the Company's properties and its knowledge of the area, management believes that the properties are in compliance in all material respects with all applicable federal, state and local ordinances and regulations regarding hazardous or toxic substances. Nevertheless, there is no assurance or guarantee that hazardous or toxic substances will not later be found on a property or that a property will not subsequently be found in violation of any federal, state or local environmental law or regulation.

         The Company may find it difficult or impossible to sell a property prior to or following any such cleanup. If such substances are discovered after the Company sells a property, the Company could be liable to the purchaser thereof if the Company knew or had reason to know that such substances or sources existed. In such case, the Company could also be subject to the costs described above.

         Risks Associated With the Company and the Securities

                  Ability to Achieve Profitable Operations. The Company reported a net loss for the six-month period ended June 30, 1997 of $1,487,525 and had an accumulated deficit of $5,484,760 as of such date. Also, none of the individual Circle Creek Partnerships whose farming operations the Company has acquired has achieved profitable operations. Based on current and historical industry data, management believes the Company's ability to achieve profitable operations will require it to maximize production on its farms and to achieve more efficient and cost-effective farming operations so that its costs of production as a percentage of gross revenues are minimized. Management believes this strategy is necessary to meet the demands of the farm grown catfish industry where profit margins are expected to narrow because wholesale fish prices are expected to remain flat and inventory costs, particularly feed and fuel costs, are expected to continue to fluctuate and competition is expected to intensify. However, there is no assurance that Management will be able to implement this strategy, or if implemented that it will prove successful; and there is no assurance that the Company will be able to operate at a profit in the future.

                  No Assurance of Proposed or Future Acquisitions. The Company intends to acquire the farming operations of its four affiliated limited partnerships in consideration for the issuance of its equity and debt securities (the "Recent Consolidation"). The Company believes the acquisition of these additional properties is necessary for it to achieve efficiencies of scale of operations and will facilitate its ability to achieve profitable operations. See
Part III, Item 12 "Certain Relationships and Related Transactions." There can be no assurance, however, that the Company will successfully complete the Recent Consolidation. The Company's inability to acquire additional properties and/or to expand its operations could adversely affect the Company's ability to achieve necessary economies of scale of operations.

                  Adequacy of Capital. There is no assurance that the Company has capital resources sufficient to meet its operating expenses and general and administrative expenses in the future if anticipated revenues from fish inventory sales are not realized. During the next twelve months, the Company anticipates that it will incur substantial costs in its restocking and rehabilitation of the farms acquired from Circle Creek Partnerships as it endeavors to maximize production on those farms. In the event anticipated operating revenues realized during this period, when added to current cash reserves and proceeds, if any, from the Rights Offering, are not sufficient to pay these costs, the Company may need to defer some or all of these expenditures. In such event, it is unlikely such additional farms can be operated profitably. Even if the Company, in the future, realizes a positive cash flow from its operations, as to which there can be no assurance, it may still require substantial capital to acquire additional farming properties and further expand its farming operations. Such additional capital may not be available when needed or on terms acceptable to the Company. The Company anticipates seeking additional capital through public or private sales of its securities, including equity securities. Future financings may result in the issuance of equity securities and dilution to current shareholders. There are no assurances that any additional debt or equity capital will be available to the Company, or that, if such additional debt or capital is available, that the terms would be favorable or acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate certain or all of its operations and development activities.

                  Disproportionate Effect of Inaccurate Valuation. The estimated exchange values upon which the consideration paid to the partnerships participating in the Recent Consolidation were based on consideration paid by the Company in the Prior Consolidation. There is no assurance that such values are not greater than those which would result from arms-length negotiations between unrelated parties. The values used are one of a number of possible reasonable estimates of the fair value of the net assets of the Company and the participating partnerships. Therefore, it is likely that these estimated values would differ from the actual value which would be paid by Shareholders of the Company for each partnership's net assets to an unrelated party. In the event these estimated values of the net assets of these partnerships are greater than such actual fair value, the overvaluation would favor the limited partners of those Partnerships over the Company. See Part III, Item 12.

                  Restrictions on Payment of Dividends. The terms of the Company's 10.35% Notes and 7.15% Convertible Notes, and present institutional credit arrangements restrict the Company from paying dividends on its capital stock, in certain circumstances. Also, the Company may, in the future, enter into credit arrangements which restrict the Company's ability to pay dividends on its Series A Preferred Stock. In general, these credit agreements provide that for as long as there is no default in the payment of principal or interest or any other default causing the acceleration of indebtedness, the Company will be permitted to pay dividends on its Series A Preferred Stock. The restrictions on the payment of dividends could prevent the payment of dividends on the Series A Preferred Stock in the event the Company were unable to make the payment of principal or interest as required by its credit agreements.

                  Absence of Earnings and Profits. Because the Company presently has a deficit in accumulated earnings and profits for United States federal income tax purposes, in general, unless the Company generates earnings and profits each year in an amount at least equal to the amount of dividends payable on the Series A Preferred Stock (and all other stock ranking senior thereto or on parity therewith), all or part of the distributions made by the Company on the Series A Preferred Stock will be treated as returns of capital rather than dividends eligible for the dividends-received deduction. No assurance can be given that the Company will be able to generate sufficient earnings and profits to prevent all or a part of the distributions on the Series A Preferred Stock from being treated as returns of capital.

                  Dependence on Management. The feasibility and profitability of the Company will depend significantly upon the continued participation of Mr. Hastings, Ms. Hastings and Mr. Braschwitz. Each of these persons is expected to continue in his or her position with the Company. However, one or more of these persons may in the future be unable or unwilling to continue with the Company. The unavailability of any of these persons would likely have significant adverse effect on the Company and its business. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified personnel over time, and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

                  Effect of Anti-Takeover Measures. The Company's Restated Certificate of Incorporation includes certain notice and meeting procedures and super-majority voting rights of stockholders regarding approval of certain merger, consolidation and other business combination transactions. These provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company by deferring certain mergers, tender offers or future takeover attempts. Also, such provisions could limit the price that certain investors might be willing to pay in the future for the Company's securities. Certain of such provisions allow the Board of Directors to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

                  No Dividends on Common Stock. The Company has adopted a policy of reinvesting its cash flow, if any, to expand its catfish farming operations and expects to follow this policy in the future. Accordingly, shareholders should anticipate not receiving regular dividends or distributions with respect to their Shares.

                  Risks of Leverage. The use of leverage to purchase property and/or operate a business involves substantial risks. While the effects of leveraging are to increase the number of properties purchased or number or amount of operations conducted by the Company, thereby increasing the potential for gain to the Company's Shareholders, the financial risk to the Company and thus the Shareholder's investment is substantially increased. One reason for this is because the Company will be required to pay fixed payments to retire the debt, irrespective of the success of its operations. To the extent that the Company does not have funds available to repay its debt, holders of the debt may call a default and, if the debt is secured by the assets of the Company, such debt holders may foreclose on such assets. Nonsecured debt holders may seek repayment from the Company's assets through legal process. In any event, a default on its debt could result in the Company's loss of all or a material portion of its assets which could, in turn, result in the loss of all or a substantial portion of the Shareholder's investment in the Company.

         The Company has used significant financing to acquire its farming properties and assets in the Consolidation and may incur additional financing to expand its operations and/or to acquire additional farming properties. The use of such financing ("leveraging") will allow the Company to expand its operations and acquire additional property with a smaller cash investment by the Shareholders, and thereby provides the Shareholders with the opportunity of participating in correspondingly greater proceeds from the operations. However, leveraging will also expose the Company (and thus the Shareholders) to correspondingly larger potential losses. In the event a farm is operated at a loss or sold for an amount less than the principal amount of such financing, plus accrued interest payable thereon, a Shareholder could lose all or part of his or her investment.

         The Company has substantial obligations with respect to its 10.35% Notes and its institutional credit agreements. Leverage has significant consequences including the following: (i) dedication of a portion of the Company's cash flow from operations to the payment of interest in respect of its debt obligations, which reduces the funds available to the Company for its operations and future business opportunities; (ii) potential impairment of the Company's ability to obtain additional financing in the future; and (iii) potential vulnerability of the Company to a downturn in its business or the United States economy generally. A high degree of leverage would also make it difficult for the Company to generate sufficient working capital which could adversely affect the Company's ability to fund its continuing operations at necessary levels.

                  Risks of Balloon Payments. Generally, the Company's debt obligations require balloon payments at the end of their term. The Company's credit line with Community Bank is due in March 1998 and its other significant debt is due between 1998 and 2002. In the event the Company is unable to refinance these obligations or is otherwise unable to raise funds sufficient to repay these obligations as scheduled, the Company would be in default of these obligations. The Company's ability to repay these obligations when they mature will be dependent upon its ability to obtain adequate refinancing or to negotiate an extension. The Company's ability to obtain replacement financing for these obligations will be dependent on, among other things, its financial condition at the time and the economic conditions in general. Accordingly, there is no assurance that, if necessary, AquaPro will be able to obtain replacement financing for any of these obligations upon their maturity.

Item 2.           Description of Property

         Real Property. The Company owns eight non-contiguous farms having a total of 137 ponds comprising 1,843 water acres situated on a total of 2,417 land acres. The farms are located in the Mississippi Delta area of Mississippi. The table below sets forth information regarding these properties.

                   Information Regarding The Company's Real Property
                   -------------------------------------------------
           Name                                                  Unpaid Balance of
       (Location of            Total Acres        Number          Mortgage Loan at
         Property)            (Water Acres)      of Ponds          June 30, 1997
       ------------           -------------      --------        ------------------
Circle Creek                    275(210)            15                $ None
(Sunflower County, MS)

Panther Run                     278(211)            15                  None
(LeFlore County, MS)

Balmoral                        318(270)            21               304,000(1)
(Sunflower County, MS)

Cypress Lake                    254(193)            13               212,500(2)
(LeFlore County, MS)

Hidden Lakes                    668(443)            43              1,055,244(3)
(Bolivar County, MS)

Stillwater                      170(140)             8               134,700(4)
(Sunflower County, MS)

Crystal Waters                  212(189)            11               267,100(5)
(Bolivar County, MS)

Niagara                         242(188)            11               244,995(6)
(Bolivar County, MS)

---------------------------------
(1) Note payable to an insurance company with current annual principal payments of $16,000 through 2000 and the final installment of $256,000 due in 2001, with interest payable semi-annually at 7.7%. Note is secured by real property with a book value of $830,000.

(2) Note payable to insurance company requiring annual principal payments of $7,500 through 2002 and a final principal payment of $182,500 due in 2002 with interest payable semi-annually at 8.1%. Note is secured by real property with a book value of $580,000.

(3) Note payable to a bank monthly principal and interest payments of $11,754 through March 2000 and a final payment of approximately $970,000 due April 2000 with interest at Prime plus 2 1/4%. Note is secured by real property and equipment with a book value of $1,060,000.

(4) Note payable to Metropolitan Life Insurance Company requiring annual payments of $6,100 through March 2004 and a final payment of $92,000 due September 2004 with interest payable semi-annually at 9.5%. Note is secured by real property with a book value of $240,000.

(5) Note payable to a bank collateralized by land with a book value of $370,000 requiring annual payments of $34,307, including interest at variable rates (9.05% at June 30, 1997) through 2015.

(6) Note payable to a bank collateralized by land with a book value of $500,000 requiring annual payments of $31,732, including interest at variable rates (9.05% at June 30, 1997) through 2015.


         The Mississippi Delta is an approximately 10,000 square mile area lying predominately on the east side of the Mississippi River, beginning in the vicinity of Memphis, Tennessee and extending into Mississippi. The portion of the Delta where the Partnership's farms are located is approximately 44 feet above sea level and is located approximately 5-1/2 hours by car from the Gulf of Mexico and 1-1/2 hours by car from the Mississippi River. Accordingly, the farms are not likely to be susceptible to flooding. The farms are located within approximately 45 minutes of each other.

         Equipment. The Company owns certain equipment; including tractors, implements (including portable aerator attachments), utility trucks and electric aerators. It also owns various lesser pieces of equipment, including electric pumps and power units, and miscellaneous equipment.

         Cooperative Memberships. The Company belongs to the following cooperatives.

                  Processing Cooperatives. AquaPro is a member of and owns stock in the catfish cooperatives Delta Pride Catfish, Inc. ("Delta Pride") and Fishco, Inc. ("Fishco"). Membership in these cooperatives provides the Company with delivery rights for its catfish in amounts proportionate to its share ownership. Prices paid by the cooperatives are not fixed in advance and are determined at the time of delivery.

                  Feed Mill Cooperative. The Company is a member of and owns stock in Indi-Bell (Delta Western) Feed Mill Cooperative. The Delta Western Cooperative is one of the oldest and largest feed mill cooperatives with over 250 members. As a member of this cooperative, the Company is able to buy feed at prices lower than are generally available from feed retailers. Also, for a nominal charge, the Company is able to reserve or "lock-in" specified amounts and at set prices. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange. As a member of this cooperative, the Company can purchase feed on an "as needed" basis on two days' prior notice. It is thus not necessary for the Company to purchase and store large amounts of catfish feed.

Item 3.           Legal Proceedings

         The Company was not a party to any material legal proceeding during the period covered by this report.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company submitted the following matters to its shareholders for approval and/or ratification at their annual meeting held on April 16, 1997.

         1. To elect four persons to the Company's Board of Directors (the "Board"). Each of Management's nominees was elected to office.

         2. Approval of the recent consolidation, including the merger transactions involving the four affiliated Circle Creek Partnerships. See Part III, Item 12, "Certain Relationships and Related Transactions."

         3. Approval and ratification of the following two amendments to the Company's Articles of Incorporation, each of which was approved by the shareholders.

                  (a) Increase the authorized number of Preferred Shares of the Company to 2,000,000 (two million) Shares.

                  (b) Approve and ratify the Board's authority to designate one or more series or classes of the authorized preferred stock.

         4. Approve and ratify the Company's Share Purchase Rights Plan (the "Rights Plan"), subject to approval by the Board. The shareholders approved this proposal. A Rights Plan has not yet been approved by the Board.

         5. Approve the Company's Stock Option Plan, subject to approval by the Company's Board of Directors. The shareholders approved the proposal. An option plan has not yet been approved by the Board.

         6. Ratify the Board's selection of Ernst & Young LLP as independent accountants for the Company. The shareholders approved this proposal.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         Market for the Company's Common Equity: The Company's equity securities are not currently registered or traded on any exchange or in any market.

         Recent Sales of Unregistered Securities: Set forth below is information for all securities that the Company has sold in the past three (3) years without registering said securities under the Securities Act of 1933 (the "1933 Act"). Share numbers and prices have not been adjusted to reflect the one for five stock split effective September 18, 1996. See Part I, Item 8 above.

         Between December 31, 1995 and June 15, 1996, Registrant issued the following securities in connection with its acquisition of four (4) affiliated partnerships. See Part III, Item 12 above.

         The Company issued 404,764 units of its equity securities, and $149,098 in principal amount of its 10.35% Notes, to approximately 240 limited partners of the four partnerships acquired in the Prior Consolidation. The units were issued at a price of $10.00 per unit. The notes were issued at par. The units and notes were issued for net assets valued at $4,199,210 for the purposes of the transaction.

         The Company issued 167,876 units to approximately 25 persons who were holders of certain debt obligations of the Partnerships acquired in the Prior Consolidation. These units were issued at the rate of $10.00 per unit in unpaid balance of debt obligation exchanged. A total of $1,678,762 in principal amount of the notes were exchanged.

         The Company issued 362,704 shares of its common stock upon the exercise of stock rights issued as part of the units in the Prior Consolidation. The exercise price of the stock rights was $7.25. Net cash proceeds in the amount of $2,137,928 were received from the Rights Offering. The Company paid commissions of 5% of the exercise price of the stock rights exercised to broker-dealers who provided solicitation services in the exercise of the stock rights. As additional compensation to these persons, the Company issued five-year options to purchase a total of 39,117 shares at a price of $9.38.

         The Company issued 2,994 units at $10.00 per unit and 18,864 shares at a price of $7.25 per share to Mr. Hastings in consideration of the cancellation of a total of $166,704 of indebtedness.

         Each unit issued in the Prior Consolidation was comprised of one Common Share; one stock right entitling the holder to purchase one Common Share at $7.25; one warrant entitling the holder to purchase one Common Shares for $8.25 within twelve (12) months following the Closing Date; and one warrant entitling the holder to purchase one Common Share for $10.50 within twenty-four (24) months following the closing date, which warrant, if not exercised prior to expiration, is converted into three-tenths (0.3) Common Shares.

         The 10.35% Notes in the Prior Consolidation are due December 31, 2002 and bear interest at the rate of 10.35% per annum for the period from and including the date of original issuance. The 10.35% Notes are convertible into common stock at a price of $10.42 per share.

         In issuing its securities in the Prior Consolidation the Company relied on the exemptions set forth in Section 3(a)(10) of the 1933 Act by reason of a fairness hearing duly noticed and held by the California Commissioner of Corporations pursuant to Section 25142 of the California Corporate Securities Law of 1968, as canceled.

         During the years ended December 31, 1995 and 1996 and during the six month period ended June 30, 1997, the Company issued seven year, $6.25 stock options to officers for 54,000, 54,000 and 51,000 shares, respectively, and 9,000, 12,000 and 12,000 shares, respectively, to directors. The options were issued as compensation to the Company's Officers and Board of Directors. Also, during the years ended December 31, 1995 and 1996 and during the six month period ended June 30, 1997, the Company issued a total of 20,000, 20,000 and 22,500 restricted common shares valued at approximately $3.125 each, respectively, to officers. In issuing the foregoing shares and options, the Company relied on the exemptions under Section 4(2) of the 1933 Act and Rule 701, promulgated thereunder. Each transaction effected in reliance upon the exemption under Section 4(2) shares or options were issued either to an officer or director of the Company. In the case of directors and executive officers, as control persons, and their familiarity with the Company, the Company felt determined that their level of sophistication was sufficient to support the exemption. With respect to the three issuances to lower level executive personnel, the Company relies on the exemption under Rule 701.

         Over the past three years, the Company issued options which, when exercisable, will entitle the holders thereof to purchase a total of 1,476 shares at a price of $9.38 as additional underwriting compensation to broker-dealer firms which placed L.P. Units and/or Investor Notes in CCA V, CCA VII and CCA VIII. These options were issued upon reliance on the exemption under
Section 4(2) of the 1933 Act.

         Pursuant to the September 18 Dividend, the Company issued 218,994 shares as a one-for-five stock dividend to shareholders of record on September 18, 1996.

         Commencing on September 10, 1996 through June 30, 1997, Company sold a total of 235,507 Preferred Units, each Unit consisted of one share of the Company's Series A Preferred Stock and one, $7.50 Common Stock Purchase Warrant, which expires on December 31, 1998 and is converted into 0.3 share of common stock if it expires unexercised. Units were sold at $10 per Unit to a total of 90 accredited persons and not more than 35 non-accredited persons within the meaning of Rule 506 of the 1933 Act. The Company offered and sold the Series A Preferred Stock and $7.50 Common Stock Purchase Warrants in reliance upon the exemption set forth in Rule 506 of Regulation D promulgated under the 1933 Act. Pursuant to this exemption, sales were made only to accredited persons or non-accredited persons who either alone or together with their purchaser representatives, were sophisticated for the purposes of Rule 506.

         On June 30, 1997, the Company issued a total of 708,926 Units of its Common Stock and stock rights and $68,582 of its 7.15% Notes to the approximately 340 Limited Partners of CCA V, CCA VI, CCA VII and CCA VIII in the Recent Consolidation. The issuances were on the terms and conditions described under Part III, Item 12. In issuing these securities the Company relied upon the exemption from registration under Section 3(a)10 of the 1933 Act pursuant to a fairness hearing duly noticed and held by the California Commissioner of Corporations on March 31, 1997.

Item 6. Management's Discussions and Analysis of Financial Condition and Results of Operations

Introduction

     AquaPro Corporation consists of the combination of eight catfish farms which, individually, were Limited Partnerships prior to December 31, 1995 (CCA I, CCA II, CCA III and CCA IV), American Fisheries Corporation (the farm management company), and Circle Creek Aquaculture, Inc. (the syndication company for the catfish farming limited partnerships) or June 30, 1997 (CCA V, CCA VI, CCA VII, and CCA VIII). The mergers of these entities with AquaPro have been accounted for as though they were a pooling of interests because of the common control of the entities and AquaPro. Prior to these mergers, the limited partnerships pursued short-term goals of pass-through tax benefits and maximum cash distributions rather than focusing on longer-term plans and goals. AquaPro owns and manages catfish aquaculture farms with the purpose of raising and selling catfish to food processors.

     In 1996, AquaPro began the implementation of plans that could not be accomplished as individual partnerships before consolidation:

     -   Cost reduction through economies of scale
     - Improved risk management through spreading the risks inherent in catfish aquaculture over more geographical areas, farms and ponds.
     - Improved production capacity through investment in farm capital improvement projects.
     - Long-term increases in sales volume on existing farms through increased stocking levels of fry and fingerlings and intensified management practices.
     -   Reduced interest costs from retirement of debt.
     - Growth in market share and further efficiencies from acquisition of other catfish farms including CCA V, CCA VI, CCA VII and CCA VIII.

     The Limited Partnerships were not profitable as individual entities.
Also, the financial statements show that AquaPro, even after the first consolidation, has not been profitable since inception. This discussion should be read in conjunction with the Financial Statements and the Notes to the Financial Statements included elsewhere herein.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on the Company's current expectations. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, cost and availability of feed, market price received for the Company's fish, mortality of fish from disease or low oxygen levels, inability to acquire fry and fingerlings at reasonable costs, changes in consumer demand for catfish, difficult climatic conditions, the extent to which the number of "off flavor" fish occur and delay fish sales to processors, the availability of adequate financing for AquaPro and its terms as well as the impact that credit limitations would have on competitors to force them to sell fish at or below market or cost, inability to acquire more farms at competitive prices, the catfish industry's ability to gain increased market acceptance for its existing product line, the ability for the Company to scale up its production and reduce costs per pound, the potential of quarterly variations in demand, production and sales, the impact of new and changes in government regulations on food products and general economic conditions. These risks and uncertainties cannot be controlled by the Company. When used herein, the words "believe," "estimate," "plans," "goals," "expects," "should," "outlook," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Results of Operations Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenue. Net sales during the six month period ended June 30, 1997 totaled $1,203,468 compared to $1,891,390 for the same period in 1996. This represents a decline of $687,922 or 36.4%. Volume decreased 755,000 pounds to 1,638,000 pounds of fish sold compared to 2,393,000 pounds sold during the six month period ended June 30, 1996. Accordingly, volume represented a 31.5% decline during the six months ended June 30, 1997 compared to the same period in 1996. The remainder of the decline was due to a price decrease of approximately 6 cents a pound to 73 cents realized in 1997 compared to 1996 when the average price of fish sold was 79 cents. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. This trend did not follow historical price patterns since, typically, catfish prices increase during the Lenten season. Furthermore, the trend of these lower prices has continued into the summer months, and the Company cannot predict when more favorable prices will occur.

         During the first six months of 1996, the Company increased its efforts and expenditures to adequately stock its ponds for future sales growth. Due to the 12 to 18 month grow-out period for catfish to reach marketable size, this stocking was not ready for market by the second calendar quarter of 1997. Additionally, unusually cool spring weather prevented normal feeding and growth patterns of catfish and, accordingly, fewer fish were of food size and available for sale by June 30, 1997. Management expects to substantially increase sales beginning July 1, 1997 as a result of the availability of the stocking in the first half of 1996 discussed above. Sales for the first fiscal quarter ending September 30, 1997 are expected to total approximately 1,800,000 pounds which compares to 1,683,000 pounds sold during the first six months of 1997. However, due to the unusually cool spring weather and poor feeding season, optimal production and sales levels of 2,200,000 pounds of fish per quarter are not expected to be achieved until April 11998 when the feeding season begins next year. Catfish grow to marketable size during the warmer weather months from the middle of March through the Middle of October.

         Cost of Products Sold and Margin. Cost of Products Sold was $1,188,159, a decrease of $425,751 or 26.4% compared to the first six months of 1996, while net sales decreased 36.4%. Margin from fish sales was 1.3% during the six month period ended June 30, 1997 as compared to 14.7% in the same period in 1996. These margin levels were both below expected margins of 20 to 25% based on recent price and cost structures. During the first six months of 1997, the Company recorded $244,000 of additional reserves for mortality. These reserves were deemed necessary as spring weather approached and inventory was physically observed, indicating that winter kill of catfish was higher than previously estimated. Had this reserve not been required, margin from fish sales would have been 21.6% for the six month period ended June 30, 1997. In the six months ended June 30, 1996, certain ponds were emptied for refurbishing and mortality adjustments of approximately $220,000 were recorded in cost of products sold. Had these mortality adjustments not occurred, margin from fish sales would have been 26.3%. The lower margin from fish sales was due, in part, to the higher cost of feed for the six months ended June 30, 1997 compared to the same period in 1996. The Company's average cost of feed in 1997 was $263 per ton compared to $244 per ton in 1996. Management believes that these reserve and mortality adjustments were unusual and of a nonrecurring nature but cannot predict with certainty due to risks beyond its control that such adjustments will not be necessary in the future.

         Selling, General and Administrative. Selling, General and Administrative expenses during the first six months were $1,055,540 or $390,557 higher than in the six month period ended June 30, 1996. This increase was primarily due to an increase in legal and accounting fees of approximately $213,000 incurred during 1997 to facilitate the acquisition of the four remaining catfish farming limited partnerships by the Company. This acquisition was accomplished effective June 30, 1997. Additionally, legal and accounting fees increased in 1997 compared to the same period in 1996 as the Company prepared to become a public company registered with the Securities and Exchange Commission.

         Delta Pride Assessment. During the six month period ended June 30, 1997, the Company was required to record a net charge of $272,000 for its share of losses of Delta Pride's operations. In 1996, the charge was $79,969. About April 15, 1997, Delta Pride disclosed that it was experiencing significant operating losses and that, since it operates as a cooperative, shareholders are allocated these operating losses during the year ending June 30, 1998. Management had previously expected a chargeback of $80,000 or less. Most recent information from Delta Price indicates that operating losses will be incurred during the year ending June 30, 1998 and the Company's portion of these loses will total $80,000 or more. The Company cannot predict with any certainty what its share of Delta Price's losses will be, and unless major changes occur at Delta Pride, the charge for the year ending June 30, 1998 could be substantially higher than $80,000. The Company is taking steps to reduce its dependency on Delta Pride as a major customer but, because of the limited number of catfish processors, there can be no assurance that it will be able to do so.

         Interest Expense. Interest expense decreased $17,485 or 7.6% to $212,685 in the six month period ended June 30, 1997 compared to the same period in 1996. Debt levels were slightly lower during the 1997 period compared to 1996 and interest rates were slightly lower due to variable rate adjustments on ceratin debt effective January 1, 1997. Management anticipates higher levels of debt and interest expense during the year ending June 30, 1998 due to higher than anticipated borrowings for catfish feed resulting from the delay in production and sales discussed above, partially offset by a reduction in the balance of Investor Notes converted to Preferred Stock (see Liquidity and Capital Resources discussion below).

         Income taxes as of June 30, 1997. The Company had net operating loss carry-forwards of approximately $2,600,000 available to reduce taxable income through the year 2012.

         Seasonality of Operating Results. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. Accordingly, quarterly operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.

Results of Operations 1996 Compared to 1995

     Revenue. Net sales in 1996 increased to $3,906,954, an increase of $914,667 or 30.6% over 1995. The increase resulted from a 1,167,000 pound or 30.5% increase resulting in 4,999,000 pounds of fish being sold in 1996.

     The net price per pound was 78 cents in 1996 and 1995.

     The increase in net sales was attributable to more food-sized fish available for sale, additional processing rights available to the Company in 1996, and the opportunity to sell more fish to processors in excess of contractual rights. AquaPro anticipates increased revenues in 1997 as a result of the grow-out of an increased number of fingerlings placed into pond inventory in early 1996. Also, in early 1997 the Company contracted to sell an additional 1,500,000 pounds of fish during 1997. This contractual arrangement will allow the Company to increase sales beyond existing delivery agreements.

     Cost of Products Sold. Cost of products sold was $3,525,405, an increase of $1,222,211 or 53.1% over 1995, while net sales increased only 30.6%. Margin from fish sales was 9.8% in 1996 compared to 23.0% in 1995. As ponds were emptied for refurbishing during 1996, mortality adjustments of approximately $438,000 were required to be recorded in cost of products sold. Had these mortality adjustments not occurred, margin from fish sales would have been 21.0%, which was lower than in 1995 principally due to higher feed costs in 1996 compared to 1995.

     Catfish feed is a major portion of cost of products sold. Uncertainties in the grain futures markets and high demand for soybean and corn resulted in higher feed costs during the second half of 1996. The Company has contracted to purchase approximately 85% of its 1997 feed needs at an average cost of $252 per ton which was lower than the $287 per ton cost on the spot market in March 1997.

     Selling, General and Administrative. Selling, General and Administrative ("SG&A") expenses were $1,349,499 in 1996, $27,539 higher than in 1995. During 1995, approximately $132,000 of legal and accounting expenses were incurred in connection with the Prior Consolidation. Selling costs increased in 1996 over 1995 due to the increase in sales volume.

     Interest Expense. Interest expense decreased in 1996 to $555,974 from $674,149 in 1995. This decrease resulted from $1,932,103 reduction in debt during 1996 principally from the conversion of $1,678,762 in investor notes to the Company's common stock, rights, and warrants in AquaPro as part of the Prior Consolidation. The balance of the debt reduction resulted from application of part of the proceeds of exercise of the Company's Rights Offering in 1996.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had a current ratio of 3.4 to 1, as compared to 3.9 to 1 at December 31, 1996. Current assets exceeded current liabilities by $4,289,944 compared to $4,405,922 in December 1996. Cash and cash equivalents decreased during the six month period ended June 30, 1997 by $556,163.

         Cash and cash equivalents were used primarily to fund operating losses and grow live fish inventories. Live fish inventories increased by almost $1,200,000 during the six month period ended June 30, 1997. As discussed above, net sales declined when compared to the previous year and the increase in live fish inventories was funded by a $533,298 decrease in trade accounts receivable and a $318,368 increase in accounts payable since December 31, 1996 as well as cash on hand. Inventories normally increase during this period but the increase was greater than normal due to the decline in sales.

         During the six month period ended June 30, 1997, the Company purchased approximately $530,000 in property and equipment. The Company's budget for the calendar year 1997 was $750,000 and these purchases were within the planned expenditures. For the fiscal year ending June 30, 1998, the Company's budget for capital expenditures is $900,000. To increase production capacity, certain major pond reworking programs are scheduled to be completed at a cost of approximately $400,000. Management believes that in order to maintain productive catfish farming operations over the long-term, 10 percent of ponds need to be reworked each year and that capital will be required to maintain high levels of production. The remaining $500,000 in property and equipment purchases planned during the next year include additional aeration equipment to provide double aeration to the refurbished ponds and vehicles and tractors to replace older equipment. Also, in August 1997, the Company moved its administrative offices in Mississippi to one of its farms from an office facility it had previously shared with another catfish farming operation. This move required the purchase and installation of double wide mobile trailer homes on the Company's farm land in

Sunflower, Mississippi. The total cost of this move was approximately $150,000, including the trailers, utility hook-ups, well construction, and ground preparation.

         During the six month period ended June 30, 1997, the Company realized proceeds from the sale of preferred stock and additional long-term borrowings of $1,089,239 and $312,722, respectively. These funds were used to fund the Company's operations and to increase its inventory as discussed above. Additionally, principal payments totaling $149,708 were made to reduce long-term debt and preferred stock dividends of $65,427 were paid during the six months ended June 30, 1997.

         The Company intends to fund its operations primarily through fish sales, cash reserves, $925,000 in feed credit lines, the proceeds of sales from the Company's stock rights offering, additional credit lines and long and short-term debt, if needed. On April 16, 1997, a $750,000 credit line was established with a bank in Mississippi as a revolving line of credit for catfish feed purchases. Borrowings (which totaled $497,571 at June 30, 1997) are secured by shares of the Company's cooperative processing stock and all accounts receivable and live fish inventories on and related to seven of the Company's eight farms. Interest is paid monthly and principal is paid with 50 percent of all collections of accounts receivable from sales of the seven farms. Interest accrues at the prime rate plus 165 basis points and the commitment expires March 8, 1998 with no prepayment penalty. During the quarter ending December 31, 1997, the Company intends to attempt to obtain an additional credit facility of up to $3,000,000. The Company anticipates its cash needs during the year ending June 30, 1998 will exceed its current borrowing capacity. It is anticipated any new credit facility obtained will replace the revolving line of credit mentioned above. This new credit facility, if obtained, will give the Company added flexibility to access funds for general corporate purposes in addition to catfish feed purchases.

         In addition to the $750,000 credit line described above, the Company has a $175,000 revolving feed credit line with a feed and processing company. Approximately $31,000 was used at June 30, 1997. The interest rate is 10.25% and the lender applies 34 cents for each pound of fish sold from the Balmoral Farm as payment on the credit line. The collateral is a first lien on the catfish inventory of the Balmoral Farm.

         Management believes that additional capital will be necessary to support the Company's growth. Management believes that the net proceeds from the 1997 stock rights offering, combined with its existing cash and cash equivalents, long and short term debt and product sales, will be adequate to fund its planned existing operations and capital requirements discussed above through June 30, 1998. Subsequent to June 30, 1997, $900,000 of the Company's 10.35% convertible notes were exchanged by debt holders into preferred stock. Also, approximately $525,000, net of offering expenses, was raised from the Preferred Stock rights offering. However, the Company may require additional capital, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.


Item 7.           Financial Statements and Supplementary Data

         The financial statements are attached hereto beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company had no disagreements with or changes in its independent accountants.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

         Set forth below are the Directors and Executive Officers of AquaPro and their ages, positions held and length of service.

                                                           An Officer of the          Director of the
                                                             Company (or a              Company (or
      Name and Age                 Position               Predecessor of the         Predecessor) Since
      ------------                 --------                 Company) Since           ------------------
                                                          ------------------
George S. Hastings, Jr.   Chairman of the Board                  1983                       1983
Age 50                    Chief Executive Officer
                          President

Patricia G. Hastings      Executive Vice President,              1983                       1983
Age 49                    Secretary and Director

Eric P. Braschwitz        Chief Financial Officer                1997                        --
Age 40

Debra D. Kelly            Vice President/National                1994                        --
Age 40                    Marketing Director

Roger Daley*              Director                                --                        1996
Age 74

Joseph Duncan, Sr.*       Director                                --                        1995
Age 70

* Independent director, i.e. director who is not an officer or employee of the Company.

----------------------

         None of the persons named are directors of any Reporting Companies. "Reporting Companies" include companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), or subject to the requirements of Section 15(d) of the 1934 Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act").

         Set forth below is a description of the business and employment background of the Company's Directors and Executive Officers.

                  George S. Hastings, Jr. has been involved in the catfish Aquaculture industry since 1986. Mr. Hastings has sponsored eight catfish farming programs, including the Partnerships. Mr. Hastings has substantial experience in all levels of catfish farm management. Mr. Hastings serves as an officer and director of the Company's wholly-owned subsidiaries, American and Circle Creek, the predecessor of which he co-founded in 1983. From 1976 through 1983, Mr. Hastings worked in various capacities for Advanced Financial Planning Corporation in Nashville, Tennessee, a financial planning firm emphasizing the formation and sale of real estate investment programs. From 1983 to 1995 Mr. Hastings owned 50% of and operated the Hastings/Huntingdon Companies which provided financial planning, advisory and brokerage services to private individuals and organizations. Mr. Hastings received his B.S. Degree in Finance with a minor in accounting from the University of Tennessee and holds a J.D. Degree from the University of Tennessee

College of Law. Mr. Hastings has been a member of the State Bar of Tennessee and the U.S. Tax Court since 1976.

                  Patricia G. Hastings has been involved in the catfish Aquaculture industry since 1986. Ms. Hastings also serves as an officer and director of American and Circle Creek, which she co-founded in 1983. From 1983 to 1995, Ms. Hastings owned 50% of and operated the Hastings/Huntingdon Companies which provided financial planning, advisory and brokerage services to private individuals and organizations. Ms. Hastings and Mr. Hastings are married. Ms. Hastings holds a B.A. Degree in English magna cum laude, Phi Beta Kappa from the University of Tennessee and a J.D. Degree from the University of Tennessee College of Law. Ms. Hastings was admitted to the Tennessee State Bar in 1976.

                  Eric P. Braschwitz joined the Company on March 3, 1997. Previously, Mr. Braschwitz served as assistant controller for Camping World, Inc., a $200 million retailer with 25 store locations. At Camping World, Mr. Braschwitz was responsible for all accounting and financial reporting and directly supervised a staff of twelve and indirectly managed eighteen others. Prior to joining Camping World in 1993, Mr. Braschwitz served for fourteen years in progressively more responsible positions at Ernst & Young LLP and its predecessor firms. Mr. Braschwitz has performed auditing services for a number of public companies and has extensive experience in, among other fields, Securities and Exchange Commission accounting and reporting. He has been a certified public accountant since 1981. Mr. Braschwitz is 40 years old and received his Bachelors degree in Business Administration with Option in Accounting degree from The University of Texas at El Paso.

                  Debra D. Kelly has served as an officer of the Company since 1994. Previously, Ms. Kelly worked as an international commodities trader in precious metals and foreign currency for ten years. She also has financial planning experience in mutual funds and annuities and was an independent public relations coordinator for an internationally recognized firm for over five years. Ms. Kelly is listed in Who's Who in Women of Finance and Marquis Who's Who of American Women.

                  Roger A. Daley served as a Director of the Company effective September 16, 1996. Prior to his retirement in 1986, Mr. Daley served as General Manager and President of the Knoxville News Sentinel, which he first joined as an advertising sales representative in 1946. During his service with the News Sentinel, the newspaper expanded five times and became agent for the Knoxville Journal. Mr. Daley has also served as a guest consultant on business and marketing for Taiwan and West Germany. He served as a charter member of and is past president of the Knoxville Sales Executives Club and the Greater Knoxville Advertising Club. He received the Printer Ink "Man of the Year" award and is a charter member and served on the Board of the Better Business Bureau. Mr. Daley has also served as a member of the American Newspaper Publishers Association and of the Southern Newspaper Publishers Association, for which he served on several committees and served three years on that Board. In addition, he has served in various capacities for numerous charitable and civic organizations, including service on the Executive Council of the United Fund as a past president of the Tourist Bureau and as vice president of the Chamber of Commerce.

                  Joseph Duncan, Sr. has been elected and has served as a Director since December 30, 1995. Mr. Duncan previously served as Chairman of the Board of Security Alarms & Services Inc. ("SAS") until it was acquired by National Guardian Services Corporation. Prior to that time, SAS was the largest independently-owned, full-line security company in the Central South United States, specializing in burglar and fire alarm systems, access control and security guard services. Mr. Duncan is past president of the National Burglar & Fire Alarm Association, and served as a member of the board of directors of that trade association for fourteen years. In addition, Mr. Duncan served as a board member or advisor to a number of national and regional trade associations including the National Council of Investigation & Security Services, the Central Station Alarm Association, and the Tennessee Burglar & First Alarm Association. Mr. Duncan became a shareholder of the Company pursuant to the Prior Consolidation and is also an investor in Circle Creek V.

         Based upon a review on the Forms 3 furnished to the Company with respect to its most recent fiscal year, each of the Company's Directors, Executive Officers, Promoters and Control Persons failed to timely file his or her initial Form 3 under Section 16(a) of the Securities and Exchange Act of 1934. Each person filed his or her report on or about September 29, 1997.

Item 10.          Executive Compensation

         The following table sets forth remuneration to be paid by the Company and/or its subsidiaries to its Chief Executive Officer and to its other highly compensated executive officers of which there is only one whose annual salary and bonus exceeds $100,000.

                          Summary Compensation Table


                                         Annual Compensation                      Long-Term Compensation
                                         -------------------                      ----------------------
                                                                             Value of          Securities
    Name and                                                                Restricted         Underlying
Principal Position                  Year       Salary       Bonus             Stock(2)          Options(3)
------------------                  ----       ------       -----           ----------         -----------
George Hastings, Jr.                1997(1)    $75,000      $10,400          $28,125             36,000
Chief Executive Officer(3)          1996       150,000       56,000           28,125             36,000
                                    1995        56,931         None           28,125             36,000

Patricia G. Hastings                1997(1)    $37,500       $5,200          $18,750              9,000
General Counsel, Vice President,    1996        75,000        6,000           18,750              9,000
Secretary(3)(4)                     1995        56,931         None           18,750              9,000

---------------------------------

(1)      A transitional six-month fiscal year.

(2) Shares issuable on April 1, but subject to 2-year vesting whereby shares will be lost if employee voluntarily terminates employment or is terminated for cause before the vesting period ends. Shares were valued at $3.13 per Share, which is 50% of current value of $6.25.

(3) Options are exercisable for a 7-year period commencing on the date of issuance at a price of $6.25 per Common Share. See discussion below.

(4) Mr. Hastings and Ms. Hastings have agreed between themselves to share equally their combined compensation from the Company.

---------------------------------

         The following table sets forth certain information regarding stock options and warrants granted to each named Executive Officer by reason of their employment during the Company's 1997 fiscal year.

                       Option/Warrant Grants in 1997(a)


                                                         Individual Grants
                         -----------------------------------------------------------------------------

                           Number of Securities      % of Total Options/Warrants
                                Underlying               Grants to Employees          Exercise or Base      Expiration
   Name                  Options/Warrants Granted           in Fiscal Year             Price ($/Share)         Date
   ----                  ------------------------    ---------------------------      ----------------      -----------
George S. Hastings, Jr.           36,000                        70.6%                       $6.25            3/31/2004

Patricia G. Hastings               9,000                        17.6%                       $6.25            3/31/2004

---------------------------
(a)      Six-months ended June 30, 1997.
---------------------------


         The following table sets forth the value of all unexercised employee stock options and Director Options held by the Named Executive Officers as of June 30, 1997.

                  Aggregated Option and Warrant Value Table
                  -----------------------------------------


                                     Number of Securities                  Value of Unexercised
                                Underlying Unexercised Options             In-the-Money Options
                                ------------------------------             --------------------
Name                             Exercisable/Unexercisable(1)           Exercisable/Unexercisable
----                             ---------------------------            -------------------------
George S. Hastings, Jr.                  117,000/None                          None/None(1)

Patricia S. Hastings                      36,000/None                          None/None(1)

---------------------------
(1) No Options are in-the-money based on the value of the Company's Common Stock, which, as of June 30, 1997, is estimated to be $6.25 per Share for the purposes of this table, as adjusted for the September 18 Dividend.
---------------------------


         Employment Contracts. The Company has entered into separate written employment agreements with Mr. George Hastings and Ms. Patricia Hastings. Pursuant to their agreements each receives a base salaries of $150,000 per annum and $75,000 per annum, respectively. In addition each is entitled to awards of restricted stock and stock options and medical insurance coverage and to such annual bonus compensation as determined by the Board of Directors. The award of any bonus compensation, however, is dependent on the achievement of certain performance levels by the Company, including growth in funds from operations and/or water acres under management. The stock options awarded pursuant to such employment contracts are exercisable for a term of seven years at an exercise price equal to $6.25 per share and are exercisable upon issuance. Each agreement has an initial three-year term and is automatically extended for an additional year at the end of each year of the agreement, subject to the right of the Company to terminate the contract for cause upon notice or voluntarily by giving at least three months' prior written notice and the payment of severance payment equal to three years of compensation.

         Explanation of Long-Term Compensation. The employment contracts for each of the executive employees provide for yearly issuances of Restricted Stock, in the amounts stated, during the term of their contracts. Thus, total stock of approximately 3% of the total outstanding will be issued each year. Under their respective employment contracts, each of the executive employees is awarded stock options in the amount stated entitling the holder to purchase shares at a price of $6.25 per share. These options are for a term of seven years.

         Compensation of Directors. The Company does not pay its Directors cash remuneration for their service but does reimburses each Director for his or her out-of-pocket expenses incurred in connection with attending meetings. In addition, commencing for its fiscal year 1995, the Company annually awards each Director (including Directors who are officers of the Company) options for the purchase of 3,000 Shares (the "Director Options"). The Director Options have a term of seven years and are exercisable at a price equal to the estimated market value of the common shares on the date of issuance. These options have a term of seven years.

         Stock Option Plan. The shareholders have approved and authorized a stock option plan for officers, directors, employees and consultants to the Company. The Plan is designed to comply with Rule 16b-3 under the 1934 Act. The purpose of the stock option plan is to encourage stock ownership by current and future officers, directors, employees and consultants to the Company, and certain other persons judged by the committee who would administer the plan to be instrumental to the success of the Company, and to give such persons a greater personal interest in the Company achieving continued growth and success. The stock option plan would be administered by persons who are "disinterested persons" within the meaning of paragraph (c)(2) of Rule 16b-3. The Plan has not yet been approved by the Board and has not yet been implemented.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of June 30, 1997, by each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the beneficial ownership by each officer, Director and the beneficial ownership of all Directors and Officers as a group:

                                                                            Amount and Nature of
    Name & Position                                                         Beneficial Ownership
Officers and Directors                                                  Number of Common Shares(%)(1)
----------------------                                           -----------------------------------------

George S. Hastings, Jr.                                          369,774(2)(3)                     (11.76%)
President, Chief Executive Officer and Chairman of the Board

Patricia G. Hastings                                             369,774(2)(3)                     (11.76%)
Executive Vice President, Secretary and Director

Debra Kelly                                                       18,000(4)                         (0.57%)
Vice President of Marketing

Roger Daley                                                       61,373(5)                         (1.95%)
Director

Joseph F. Duncan, Sr.                                             32,933(6)                         (1.00%)
Director

All officers and directors as a group (five persons)             482,080                           (15.33%)
---------------------------------------------

(1) In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), Common Shares which are not outstanding but which are subject to vested options, warrants, rights or conversion privileges have been deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. The $6.25 Compensatory Options and Director Options referenced in the table and below, are adjusted to reflect the September 18 Dividend and previous to such adjustments had an exercise price of $7.50.

         The total number of Common Shares outstanding is 3,144,609 as of June 30, 1997, which includes 2,670,667 Common Shares issued and outstanding, 313,224 Common Shares issuable on the mandatory conversion of 235,507 shares of Series A Preferred Stock outstanding at June 30, 1997 and 160,718 issuable upon conversion of the Investor Notes assumed by the Company in the Recent Consolidation. Neither Mr. Hastings nor Ms. Hastings owns any shares of the Series A Convertible Preferred Stock. No shares of the Series A Preferred Stock will remain outstanding after the mandatory conversion date.

         The number of Common Shares owned by each person equals the Common Shares outstanding beneficially owned plus Common Shares issuable to the beneficial holder upon the exercise of the rights, warrants and/or options deemed to be outstanding.

(2) Includes the following Common Shares, warrants and options held of record by Mr. Hastings: 108,776 Common Shares and 117,000 Common Shares issuable upon the exercise of 108,000 $6.25 Compensatory Options and 9,000 Director Options.

(3) Includes the following Common Shares, warrants and options held of record by Ms. Hastings: 107,998 Common Shares and 36,000 Common Shares issuable upon the exercise of 27,000 $6.25 Compensatory Options and 9,000 Director Options.

(4) Includes 9,000 Common Shares held of record and 9,000 Common Shares issuable upon the exercise of $6.25 Compensatory Options.

(5) Includes 55,373 Common Shares held of record and 6,000 Common Shares issuable upon the exercise of Director Options.

(6) Includes 23,993 Common Shares held of record and 9,000 Common Shares issuable upon the exercise of $6.25 Director Options.

---------------------------

Item 12.          Certain Relationships and Related Transactions

Formation of Registrant

         At December 31, 1995, the Company became sole owner of American and Circle Creek. Mr. Hastings and Ms. Hastings were the sole owners of American and Circle Creek (formerly Hastings and Company, Inc.) at the time of their acquisition. Mr. Hastings and Ms. Hastings received 105,334 shares of Common Stock of the Company in connection with the Company's acquisition of American and Circle Creek. In connection with the Company's acquisition of American and Circle Creek, Mr. Hastings and Ms. Hastings assigned all of their right and title to the economic interest of the general partner in each of the Circle Creek Partnerships to the Company.

         Pursuant to the Prior Consolidation, the Company acquired all of the assets and liabilities of CCA I, CCA II, CCA III, and CCA IV. Pursuant to such transaction, Mr. Hastings and Ms. Hastings received 4,584 units of Common Stock and Common Stock purchase rights from the Company in exchange for their limited partnership interest in these partnerships on the same basis as the other limited partners. In addition, Mr. Hastings and Ms. Hastings received 2,994 units at $10.00 per unit and purchased 18,864 shares at $7.25 per share in cancellation of $166,704 of debt owing to them by these partnerships.

The Prior Consolidation

         General. On December 31, 1995 (the "Closing Date"), Registrant (i) acquired by statutory merger all of the assets and liabilities of the four participating partnerships (CCA I, CCA II, CCA III, and CCA IV) in consideration for the issuance of units of its equity securities and/or 10.35% convertible Notes (the "Prior Consolidation") and (ii) retired certain debt obligations of the participating partnerships ("Investor Notes") in exchange for the 10.35% Notes.

         The foregoing prices and amounts of the securities issued in the Prior Consolidation have been adjusted to reflect the September 18, 1996 stock dividend. Each unit issued in the Prior Consolidation was comprised of one stock right entitling the holder to purchase one and two-tenths (1.2) share of the Company's no par value common stock (a "common share") for $6.04; one warrant entitling the holder to purchase one and two-tenths (1.2) common share for $6.875 within twelve (12) months following the Closing Date; and one warrant entitling the holder to purchase one common share for $8.75 within twenty-four
(24) months following the closing date, which warrant, if not exercised prior to expiration, is converted into thirty-six one hundredths (0.36) common share.

         Terms of Acquisition. The table below sets forth the following with respect to the Prior Consolidation: (a) the estimated Net Asset Value ("NAV") at the Closing Date for each of the partnerships; (b) the maximum number of units allocable to each of the partnerships; and (c) the maximum number of units allocable to the participating limited partners and the maximum number of 10.35% Notes that the participating limited partners could receive in lieu of units.


                                                                                              Allocation Per $1,000 of
                                                                  Maximum Allocation           Original Investment by
                                                                  to Limited Partners        Limited Partners in Either
                                                               in Units or 10.35% Notes       Units or 10.35% Notes (5)
                                                               ------------------------      --------------------------

                 Estimated Net    Percentage of Aggregate     Number of           Face Value  Number of              Face Value
Partnership       Asset Value     Est. Net Asset Value(1),(2) Units(3)           of Notes(4)  Units(3)                of Notes
-----------      -------------    --------------------------- ---------          -----------  ---------              ----------
CCA I            $        659,735 13.22%                        79,168            $   263,894  57.72                   $481
CCA II           $        868,805 17.42%                       104,257            $   347,522  74.88                   $624
CCA III          $      1,126,041 22.57%                       135,124            $   450,416  82.80                   $690
CCA IV           $      1,544,627 30.96%                       185,354            $   617,850 100.08                   $834
                 ---------------- -----                        -------            ----------- ------                   ----
TOTAL Units
Offered to
Partnerships:    $      4,199,208 84.17%                    503,903             $1,679,682

---------------------------

(1) "Percentage of Aggregate Estimated Net Asset Value" represents the percentage of the total Net Asset Value of the consolidated AquaPro corporation, of which the partnerships together represented 84.17%.

(2) Neither the General Partner nor AquaPro received units or 10.35% Notes in connection with the general partner interest or a sponsor's "promotional" interest in a participating partnership.

(3) This represents the maximum number of units which could have been issued by AquaPro to the limited partners with respect to their interest in the partnership. Based upon the respective partnership NAV and computed by dividing the partnership's NAV by the price per unit. Calculations use a unit price of $8.33 per unit.

(4) The issuance of the 10.35% Notes was subject to the Note Restriction and, as a result, the total face value of the 10.35% Notes is shown as 40% of the estimated aggregate Net Asset Value of a participating partnership. Based upon the estimates of Net Asset Value used in the Allocation Table, this represents the maximum aggregate principal amount of the 10.35% Notes that AquaPro could have issued to the limited partners of the partnerships in lieu of the units to which the limited partners would otherwise be entitled. The Table does not reflect units which were issued in exchange for Investor Notes or in exchange for short-term debt owed Mr. Hastings by CCA III.

(5) The initial capital contribution for investment L.P. Unit in a partnership was $19,895 for each of the partnerships. All comparisons have been made in reference to an original capital contribution of $1,000. Calculations use a unit price of $10 per unit.

---------------------------

         In the Prior Consolidation, the limited partners of the participating partnerships received the Company's units and 10.35% notes through their respective New Corps as follows:

New Corp                      Units                     10.35% Notes
--------                      -----                     ------------
CCA I                         64,318                    $ 16,746.60
CCA II                        83,146                    $ 37,243.50
CCA III                      108,412                    $ 41,182.70
CCA IV                       148,888                    $ 53,925.30
                             -------                    -----------
                             404,764                    $149,098.10
                             =======                    ===========


         The 10.35% Notes issued in the Prior Consolidation are due December 31, 2002 and bear interest at the rate of 10.35% per annum for the period from and including the date of original issuance. The 10.35% Notes are convertible into Common Shares at a price of $10.42 per share.

         The number of units issued in the Prior Consolidation was derived by dividing the NAV of each partnership by a $8.33 unit price, as adjusted for the September 18 Dividend. A unit price of $8.33 was chosen based on a value of $6.25 per common share, which was the price used for the purposes of the Prior Consolidation and was not based on any market or trading price. The 10.35% Notes were offered in exchange at their par.

         On the closing date, each of the four participating partnerships were incorporated and were merged into the Company in accordance with the Amended Plan and Agreement of Consolidation. In accordance with this agreement, each participating partnership organized a new corporation (a "New Corp"), and, on the Closing Date, transferred all of its assets and liabilities to its New Corp in consideration for the New Corp's stock and debt obligations. The Respective New Corps were then merged into Registrant. In the mergers, each limited partner received a pro rata share of Registrant's units or 10.35% Notes for their limited partner interests. Following the Closing Date, each participating partnership dissolved and liquidated in compliance with Tennessee law.

         The Investor Note exchange phase of the Prior Consolidation expired on January 30, 1996. As a result, holders of the Investor Notes elected to receive units or 10.35% Notes in the exchange for their Investor Notes. As a result of the Investor Note exchange offer, the Company issued a total of 163,753 units and a total of $214,495 principal amount of 10.35% Notes to the holders of the Investor Notes.

         Neither Mr. Hastings or Ms. Hastings nor the Company received units or 10.35% Notes in connection with the General Partner interest in the participating partnerships. The Hastings received no other compensation in connection with the Prior Consolidation other than units in exchange for the L.P. units they owned in the participating partnerships. Mr. Hastings owned 1.25 L.P. units in CCA II, 1.0 L.P. units in CCA III and 1.0 L.P. units in CCA IV and elected to receive units for his limited partnership interests in the Prior Consolidation. In addition, Mr. Hastings exchanged approximately $136,764 of debt owed to him for cash advances by the participating partnerships for units and for Stock upon the exercise of $7.25 Stock Rights received thereby.

         Description of The Acquired Partnerships. Each of CCA I, CCA II, CCA III, CCA IV was sponsored by Mr. Hastings, as sole General Partner, for the purpose of acquiring a specified farming property and operating thereon a catfish Aquaculture business. Each of these partnerships was intended to operate its catfish farm for a period of approximately ten (10) years after which the General Partner would, if practical, attempt to sell or otherwise dispose of the Partnership's farming property and business for a profit.

Accordingly, each of the Partnerships was formed for long-term investment with a life cycle ranging from 10 to 15 years or longer. Each of the Partnerships was organized under Tennessee law. The following tables provide selected information regarding the Investments of the Prior Partnerships.

                 Partnership Organization and Capitalization
                 -------------------------------------------


   Name of          No. of      Date of          Original Limited Partner   Investor Notes    Mortgage Debt (1)
 Partnership       Partners   Organization         Capital (L.P. Units)     at 7/31/1995(1)     at 7/31/1995
 -----------       --------   ------------       ------------------------   ---------------   -----------------
CCA I                56         3-31-1989               $1,372,755            $1,189,500              --
CCA II               63         4-16-1990               $1,392,650             $ 962,600              --
CCA III              59         9-23-1990               $1,631,390             $ 260,951          $336,000
CCA IV               80         5-30-1991               $1,850,235                 --             $227,500

                 Information Regarding Partnership Properties
                 --------------------------------------------


                                                                         Appraised
                   Total Acres                       Purchase Price    Value of Farm
   Name of        (Water Acres)       Number of         of Farm         Property at
 Partnership          Owned          Ponds Owned      Property(1)        7/31/1995
 -----------      -------------      -----------     --------------    -------------
    CCA I           275 (210)             15            $204,875         $482,479
    CCA II          278 (211)             15            $222,400         $466,700
    CCA III         318 (270)             14            $625,100         $524,700
    CCA IV          254 (193)             13            $488,813         $387,550

              Information Regarding Partnership Tangible Assets
              -------------------------------------------------


                   Cash and
                   Accounts           Catfish      Investments in     Equipment and      Total Tangible
   Name of       Receivable at     Inventory at     Cooperatives      Real Property         Assets at
 Partnership     7-31-1995(1)      7-31-1995(1)   at 7-31-1995(1)   at 7-31-1995(1)(2)    7/31/1995(1)
 -----------     -------------     ------------   ---------------   ------------------   ---------------
CCA I              $ 77,787          $556,426         $134,123           $541,220          $1,309,556
CCA II             $106,238          $711,939         $181,135           $594,512          $1,593,824
CCA III            $106,243          $661,313         $311,665           $689,568          $1,768,789
CCA IV             $ 47,975          $472,345         $334,442           $548,880          $1,403,642

---------------------------

(1)  Unaudited.  July 31, 1995 was the appraisal date for the Prior
     Consolidation.
(2)  Net of accumulated depreciation.


The Recent Consolidation

         As of June 30, 1997 (the "Closing Date"), each of CCA V, CCA VI, CCA VII and CCA VIII was merged into the Company under the laws of the state of Tennessee. As a result thereof, the Company assumed all of the assets and liabilities of the merged Partnership and the Company's Units and Notes, as described below, were distributed to the limited partners of the merged Partnerships in accordance with their elections.

         The Company and the partners of each Participating Partnership approved the Consolidation on April 16, 1997 and June 30, 1997, respectively. The Company's Shareholders approved the Consolidation by a greater than 85% vote. More than 98% of the Limited Partners of each Partnership approved the

Consolidation by written consent. No Shareholder of the Company elected to exercise his or her dissenter's rights with respect to the Consolidation as may have been provided under Tennessee corporate law.

          In the Consolidation, AquaPro (i) acquired by merger all of the assets and assumed all of the liabilities of the four Participating Partnerships in consideration for the issuance of its Units and its 7.15% Notes, (ii) offered the holders of the Investor Notes the opportunity to exchange their investor Notes for shares of the Preferred Stock, and (iii) is offering the Preferred Stock upon exercise of the Stock Rights in the subject Offering.

         Terms of the Mergers. The Company offered up to 722,232 Units and/or up to $658,606 in principal amount of its 7.15% Notes to acquire the assets of the Partnerships. Participating Limited Partners will have the right to elect either Units or Notes with respect to the L. P. Units. The amount of Units and Notes the Company offered to the Partnerships in the Consolidation was determined in accordance with two sets of procedures: first, procedures for the external allocation of the consideration among the Participating Partnerships; and second, procedures for the internal allocation of the consideration payable to each Participating Partnership among the Participating Limited Partners.

         Each Unit was comprised of One (1) Share; One (1) Stock Right; One (1) $7.50 Warrant entitling the holder to purchase one share for $7.50 within twelve
(12) months following the Closing Date; and One (1) $9.50 Warrant entitling the holder to purchase one share for $9.50 within twenty-four (24) months following the Closing Date. Each of the $7.50 Warrants and the $9.50 Warrants is converted into three-tenths (3/10) Share if not exercised before they expire and upon exercise, the holder will receive a credit against the exercise price equal to the greater of 30% of the Exercise Price or 30% of the then market value of the common shares, as defined. The 7.15% Notes issued in the Consolidation are due December 31, 2003 and bear interest at the rate of 7.15% per annum for the period from and including the date of original issuance. The Notes are convertible at a price of $10.50 per share.

         Both of the $7.50 Warrants and the $9.50 Warrants were called immediately upon issuance. As a result, each Unit as issued was composed of 1.6 common shares and one $9.50 Stock Right.

                  The 7.15% Notes. The Notes will bear interest at the rate of 7.15% per annum for the period from and including the date of original issuance (expected to be the Closing Date). The Notes are convertible into common shares at any time at the election of the holder at a price of $10.00 per share. The Notes are redeemable at any time, or from time to time, by AquaPro for a Redemption Price equal to their unpaid principal balance plus accrued interest to the date called for prepayment. The extent to which the Company issues Notes in place of Units in the Recent Consolidation will depend upon elections of the Dissenting Partners whose elections to receive Notes will be honored in full prior to elections for Notes by other Participating Limited Partners.

                  The Series A Preferred Stock. The Series A Preferred Stock (the"Preferred Stock") which underlie the $9.50 Stock Rights are part of a series of up to 2,000,000 shares of Preferred Stock the Company is authorized to issue. As of September 1, 1997, there were 352,000 shares of Preferred Stock outstanding. The Preferred Stock pays cumulative dividends at the annual rate of $.70.

         The Company has relied upon the exemption from registration under the Securities Act of 1933 (the "1933 Act") contained in Section 3(a)10 thereof. The Company bases its reliance upon the fairness hearing held by the California Commissioner of Corporations pursuant to Section 25142 of the California Corporate Securities Law of 1968 on March 31, 1997, and on the Certificate of Issuance of Permit and the issuance of permit dated April 30, 1997. For your information, we supplementally enclose copies of the Notice of Hearing mailed to all shareholders of the Company and limited partners and investor note holders of each the subject Partnerships. We note that the Commission has held in numerous no-action letters that fairness hearings pursuant to Section 25142 of the California Corporate Securities Law satisfy the fairness hearing requirements for the 3(a)10 exemption.

         Neither the General Partner nor the Company received Shares or Notes in connection with the General Partner interest in the Participating Partnerships. The General Partner will receive no other compensation in connection with the Recent Consolidation other than Units in exchange for the L.P. Units owned by Affiliates. Ms. Patricia Hastings holds 314 L.P. Units in CCA VI. The General Partner and his Affiliates own no other L.P. Units in the Partnerships.

         Participating Limited Partners who are subject to income tax will realize taxable gain or loss in the Recent Consolidation. The amount of any gain or loss recognized by Participating Limited Partners who are subject to income tax will be based upon the allocation provisions of the Partnership Agreement, as amended, of their Partnership as of the date of the Recent Consolidation. No special distributions of cash will be made to Participating Limited Partners for the payment of any tax. In general, any gain or loss will be recognized in the year of the Recent Consolidation. The gain or loss from a Recent Consolidation generally will be treated as arising from the sale of assets used in a trade or business and will be characterized as capital gain or loss or ordinary income or loss, depending upon the amount of each Participating Limited Partner's gains or losses attributable to any sales of assets used in a trade or business. Participating Limited Partners who are not subject to income tax will not recognize a material amount of unrelated business taxable income (UBTI) in the Recent Consolidation.

         The Company intends to use the net proceeds from the sale of the Series A Preferred Stock pursuant to the exercise of the Stock Rights, if any, for operating expenses, scheduled maintenance and capital improvements on farming properties, the repayment of debt, and, to the extent such proceeds are available, for expansion of its catfish inventories and working capital. There is no assurance that the Company will realize proceeds from the Stock Rights Offering or that such proceeds to the extent realized will be sufficient to accomplish one or more of the foregoing.

         Under the terms of the Consolidation, the Company acquired the assets and liabilities of each Participating Partnership by statutory merger under the laws of the state of Tennessee. Pursuant thereto, the limited partners of each Partnership elected to receive either Units or 7.15% Notes in consideration for their Partnership interests. As a result of the Consolidation, the Company issued its Units and 7.15% Notes to the limited partners of the Partnerships as follows:

Partnership               Number of Units           7.15% Notes
---------------------------------------------------------------
CCA V                         340,662                $37,056
CCA VI                        152,773                 23,379
CCA VII                       109,518                   None
CCA VIII                      105,973                  8,147
                              -------                -------
Total                         708,926                $68,582

         The transactions constituting the Consolidation were approved by the shareholders of the Company at their annual meeting on April 16, 1997. Under the Corporations Law of the state of Tennessee, shareholders who either vote against certain mergers or abstain from voting have the right to elect by written notice to dissent and receive cash payment for their shares ("Dissenters' Rights"). The holders of approximately 155,000 shares of the Company's common stock voted against or abstained from voting on the transactions. The Company gave notice to these shareholders of their possible Dissenters' Rights; no shareholders have delivered notice of their election of such Dissenters' Rights.

         Pursuant to the Recent Consolidation, the Company assumed a total of $1,147,513 of collateralized notes of the Partnerships (the "Investor Notes"). The Investor Notes were convertible into Partnership interests, and by reason of the Consolidation, into Units of the common stock of the Company at prices ranging from $10.56 to $12.26 per share. The Investor Notes bear interest at a rate of 10.35% per annum and are payable interest only on a quarterly basis until maturity, when they are due and payable in full. Maturities of the Investor Notes occur in 1999 and 2000. Payment of the Investor Notes is secured by liens on the catfish inventories of the issuing Partnership.

         Pursuant to the terms of the Recent Consolidation, the Company is offering to retire the Investor Notes in exchange for shares of its Series A Preferred Stock (the "Investor Note Exchange"). This offer will terminate on or before September 5, 1997. In the Investor Note Exchange, the Company is offering to exchange shares of its Preferred Stock for the Investor Notes at the rate of
1.30 shares of Preferred Stock per $10.00 of unpaid balance of principal and interest on the Investor Note as of the date of exchange. Up to 149,176 shares of the Series A Preferred Stock could be issued in the Investor Note Exchange. The Investor Notes of those persons electing not to exchange their Investor Notes will remain outstanding and will be assumed by AquaPro pursuant to the Consolidation.

         Allocation of Units. The number of Units offered to each Partnership was derived by dividing the Net Exchange Value ("NEV") of that Partnership by the Exchange Ratio. See "Terms of the Mergers Computation of Net Exchange Values" below. The Units (and the Notes) were allocated among the Partnerships in accordance with their respective NEV, subject to adjustment in limited circumstances. Under the Consolidation Agreement with each Partnership, each participating Limited Partner was entitled to his or her pro rata share of the consideration allocated to the Partnership based upon the participating Limited Partners' relative percentage ownership of L.P. Units in his or her Partnership. Each participating Limited Partner could elect to receive Notes subject to satisfaction of elections by any Dissenting Partners and subject to the Note Restriction.

         The Table below sets forth: (a) the NEV of each Partnership for the purposes of the offer; (b) the maximum number of Units allocable to each Partnership; and (c) the maximum number of Units allocable to the participating Limited Partners of each Partnership and the maximum number of Notes that the Participating Limited Partners could receive in lieu of Units.

                                           Maximum Offered to Limited        Amount Offered Per $1,000 of Original
                                                    Partners                 Investment by Limited Partners in
                                             in Either Units or Notes            Either Shares or Notes(4)
                                             ------------------------            -------------------------
                           Net Exchange                                         Number of          Face Value
Partnership                  Value(1)   Number of                Face Value       Units             of Notes
                                         Units(2)               of Notes(3)
CCA V                      $1,582,104    346,989                  $316,421        102.95             $469.38

CCA VI                        719,962    157,903                   143,992        157.90              719.96

CCA VII                       499,338    109,515                    99,868        103.25              470.76

CCA VIII                      491,628    107,825                    98,326        119.14              543.24

TOTAL                      $3,293,032    722,232                  $658,607          ---                 ---
100%
Partnership
Participation

---------------------------

(1) These amounts were subject to adjustment at the Closing under limited circumstances.

(2) This represents the maximum number of Units issuable by AquaPro to the Limited Partners with respect to their L.P. Units in the Partnership based upon the respective Partnership NEV and computed by multiplying the Partnership's NEV by the Exchange Ratio.

(3) The issuance of the Notes was subject to the Note Restriction and as a result the total face value of the Notes is shown as 20% of the estimated aggregate Net Exchange Value of a Participating Partnership. Based upon the estimates of Net Exchange Value used in the Allocation Table, this represents the maximum aggregate principal amount of the Notes that AquaPro was prepared to issue to the Limited Partners of the Partnerships in lieu of the Units to which the Limited Partners would otherwise be entitled.

(4) All comparisons have been made in reference to an original capital contribution of $100 per L.P. Unit.

---------------------------

         Terms of Acquisition

         The number of Units offered to each Partnership for its assets was determined by the following formula:

Number of Units = Partnership's NEV x EXCHANGE RATIO

Where: EXCHANGE RATIO = (Total Units Offered by AquaPro in Prior Consolidation)
                        -------------------------------------------------------
                            Total NEV of CCA I, CCA II, CCA III and CCA IV

         The Units and the Notes were allocated among the Partnerships in accordance with the NEV of each Partnership (subject to adjustment in limited circumstances, as described below). Under the merger agreements, each Participating Limited Partner is entitled to his or her pro rata share of the consideration allocated to his or her Participating Partnership based upon his or her percentage Limited Partner interest in the Participating Partnership. Each Participating Limited Partner had the opportunity to elect to receive Notes rather than Units subject to satisfaction of elections by any Dissenting Partners and subject to restriction that the Notes issued to a Participating Partnership could not exceed 20% of that Partnership's NEV ("the Note Restriction").

         The fairness of the methodology of determining the respective values of the Partnerships and AquaPro for the purposes of the Consolidation and the determination of the amount of Units offered to the Partnerships in the Consolidation was reviewed by Bishop-Crown Investment Research, Inc. ("Bishop-Crown"), an independent investment valuation and research firm. Bishop-Crown rendered its Fairness Opinion for the Consolidation. Bishop-Crown also issued a fairness opinion in the consolidation of CCA I-IV.

                  Determination of Exchange Ratio. The Exchange Value was determined based on the ratio of units issued for the value of the net assets of CCA I, CCA II, CCA III and CCA IV in the prior consolidation principally because the Company and Bishop-Crown believed that this ratio was the simplest and most reasonably likely method of assuring equal treatment of all of the Circle Creek Partnerships. Because the businesses and assets of each of the eight Circle Creek Partnerships were essentially qualitatively the same, the ratio of units to unit of Net Asset Value for each of the Partnerships should have been the same. This assumes that the method of determining the Net Asset Value of each of the Partnerships was equally applicable and consistently applied to each Partnership. Any bias in the method towards a higher or lower value would be more or less equally applied to each of the Partnerships and equally reflected in the exchange ratio.

         Allocation of Units. The company offered up to 722,232 Units to the Partnerships in the merger transactions. The number of Units offered to each Partnership was derived by dividing the total of the NEV of that Partnership by the Exchange Ratio. See "Determination of Net Exchange Values" below. The Units (and the Notes) were allocated among the Partnerships in accordance with their respective NEV, subject to adjustment in limited circumstances. Under the Consolidation Agreement with each Partnership, each participating Limited Partner was entitled to his or her pro rata share of the consideration allocated to the Partnership based upon the participating Limited Partners' relative percentage ownership of L.P. Units in his or her Partnership. Each participating Limited Partner could elect to receive Notes subject to satisfaction of elections by any Dissenting Partners and subject to the Note Restriction.

         Computation of Net Exchange Values. The NEV of each of CCA I, CCA II, CCA III, and CCA IV ("CCA I - CCA IV") was determined as of December 31, 1995 (the Closing Date of the Prior Recent Consolidation) in the same manner as described above for CCA V, CCA VI, CCA VII, and CCA VIII in the Recent Consolidation.

         The NEV of each Partnership was calculated as the sum of the fair value of the respective assets of each Partnership as of September 30, 1996 (the "Appraisal Date"), less their respective Liabilities on the Appraisal Date, including the Partnership's Investor Notes. For the purposes of allocating Units in the Recent Consolidation, the estimated Net Exchange Value of CCA I -CCA IV were calculated as of December 31, 1995, the closing date of the Prior Consolidation. These estimated Net Exchange Values were calculated in the same manner as those for the Partnerships. The value of the assets of each Partnership was calculated based on the appraised values of the Partnerships' real and personal property, as described below.

                  Adjusted Cash. A total of $131,678 of Consolidation costs were charged to CCA I-IV and reflected on their respective December 31, 1995 financial statements. Consolidation expenses have not been charged to the Partnerships and are not reflected in their respective NEVs. Thus, these charges to CCA I-IV were credited to cash to determine their combined NEV. A total of $149,136 was included in Adjusted Cash. This amount represents pond improvement/reconstruction expenditures by CCA III and CCA IV during 1995 which were not reflected in the Appraisals for those Partnerships.

                  Live Fish Inventory. The market value of each Partnership's live fish inventory was determined by estimating the number and respective size by weight of the Partnership's inventory fish at December 31, 1995 for CCA I-IV and September 30, 1996 for CCA V, CCA VI, CCA VII and CCA VIII. The market value was then calculated based on the prevailing wholesale price per pound for food fish and a fingerling price of $1.20 per pound at the time of estimation. The estimated number of each size of fish is based on the Company's inventory accounting procedures, actual inventory sampling and the FISHY program statistical estimates. In valuing the inventory, rates of loss by reason of future mortality or delays in the sale and/or delivery of inventory were ignored. The inventory values reflect all adjustments to the date of valuation by reason of mortality loss rate and reserve changes. Adjustments after the respective valuation dates are not taken into account. Thus, the inventory for CCA I-IV at December 31, 1995 does not reflect the subsequent adjustments of $450,923 for mortality loss and loss reserves against future mortality loss made to certain of the CCA I-IV inventories. Even though such adjustments were, at least in part, made as of December 31, 1995, they were not included in valuing the CCA I-IV inventory because, among other things (1) they were made after the closing of the Prior Consolidation, (2) the consolidation agreement for the Prior Consolidation placed the risk of subsequent asset adjustments on the Company, not the transferring Partnership, and (3) the terms of the Prior Consolidation did not provide for adjustment of the consideration (i.e. number of Units) paid by reason of the Consolidation in the event of subsequent asset adjustments. Moreover, in the Recent Consolidation, the same terms will apply and none of the Participating Partnerships will be at risk for inventory or other asset adjustments occurring after the closing date.

                  Machinery and Equipment. The value of the machinery and equipment of each Partnership and the CCA I-IV Partnerships is the highest estimated market value realizable upon resale of the Partnership's farm equipment and machinery. The Value for each Partnership (and CCA I-IV as a group) was determined as a fraction of undepreciated costs. The fraction applied was determined based on the general condition and age. The following fractions were applied.

Partnership             CCA I-IV       CCA V        CCA VI       CCA VII        CCA VIII

Value as fraction of      0.60         0.60          0.50         0.60            0.60
undepreciated cost.

                  Investment in Circle Creek Seining Partnership. Circle Creek Seining Partnership ("CCSP") is a cooperative partnership formed and operated to share inventory, transportation and certain maintenance equipment costs among its partners. Its assets consist almost entirely of machinery and equipment which for the valuation purposes were valued at 50% of its original cost on the same basis as the valuation of the machinery and equipment of each Partnership. See discussion above. Because each Partnership's investment in CCSP represents the depreciated cost of its investment in CCSP, for valuation purposes, each Partnership's investment in CCSP was treated as a direct interest in CCSP's machinery and equipment.

                  Real Property. The value of the real property of each Partnership and of the CCA I-IV Partnerships is the appraised value of the property determined by Mr. William J. Toler, independent real estate appraiser, and is supported by an appraisal report by Mr. Toler.

                  Cooperative Stock. The cooperative stock owned by each Partnership and the CCA I-IV Partnerships was valued at its cost.

         The table below sets forth the calculation of the NEV for each Partnership.




               At 12/31/1995 (Unaudited)                                            At 9/30/1996 (Unaudited)
               ------------------------                             ------------------------------------------------------
                                                    Partnerships
                                                     (CCA I-IV)        CCA V          CCA VI       CCA VII       CCA VIII
ASSETS
Adj. Cash(1)                                         $  356,538     $   30,786       $ 22,302     $  25,848      $  21,188
Acc. Receivable                                         100,503         37,146         52,419        25,392         43,407
Prepaid Expenses                                         65,100          -0-            -0-              -0-         -0-
Inventory (at Market  Value)                          3,019,915      1,931,450        574,430       526,430        693,240
Coop Stock                                              659,912        319,755        145,900        43,950         60,000
C.C. Seining (at  Market Value)                          61,712         52,224         25,054        30,000         32,465
Machinery & Equip.(at  Mkt Value)                       364,268        171,689         60,902       108,520        141,641
Real Property (at  appraised value) (2)               1,861,429        950,000        268,300       359,740        445,197
                                                     ----------     ----------     ----------    ----------     ----------
Total Assets at Fair  Market Value                   $6,489,377     $3,493,050     $1,149,307    $1,119,880     $1,437,138

LIABILITIES
Current Liabilities                                                 $  267,650     $  110,776      $ 27,118       $ 28,432
Long-Term Liab.                                                      1,643,295        318,569       593,424        917,078
                                                     ----------     ----------     ----------    ----------     ----------

Total Liabilities                                    $4,191,814     $1,910,945     $  429,345      $620,542       $945,510
                                                     ----------     ----------     ----------    ----------     ----------

Net Exchange Value (NEV)(3)                          $2,297,563     $1,582,105     $  719,962      $499,338       $491,628
                                                     ----------     ----------     ----------    ----------     ----------
EXCHANGE RATIO
Original Capital                                                    $3,370,550     $1,000,000    $1,060,700     $  905,000
                                                                    ----------     ----------    ----------     ----------

NEV per original $1000 investment                                   $   469.39     $   719.96    $   470.76     $   543.24
Units Offered(4)                                        419,921

Ex Div-x1.20                                            503,905
Units Offered (5)                                                      346,989        157,903       109,515        107,825
Units Offered per original $1000 investment                             102.95         157.90        103.25         119.14
                                                                    ----------     ----------    ----------     ----------
7.15% Note/$1000 inv.(6)                                            $   469.39     $   719.96    $   470.76     $   543.24
                                                                    ----------     ----------    ----------     ----------

---------------------------
Notes:

(1) Includes cash equivalents and certain adjustments. See discussion above.

(2)      Based on independent appraisals.

(3)      Net Exchange Value equals "Total Assets (appraised)" less "Total
         Liabilities."

(4) The maximum number of Units offered to L.P.s of CCA I-IV in the Prior Consolidation.

(5) The number of Units to be offered to each of CCA V, VI, VII and VIII is based on the same ratio of Units per amount of Net Exchange Value (the "Exchange Ratio") offered to CCA I, CCA II, CCA III and CCA IV, as a group, in the Prior Consolidation as follows:

                  (NEV of Partnership) X (the Exchange Ratio)

(6) The principal amount of 7.15% Notes offered to dissenting Limited Partners equals their Partnership's NEV per $1,000 of their original investment.

----------------------------

         Description of the Partnerships. Each of the Partnerships was sponsored by the Company or its predecessor. The Company owns all of the General Partner's economic interest in each Partnership. The investment objectives of the Partnerships are to acquire and operate a single catfish farm with a view towards potential capital gain from appreciation of the farming operations and real estate. Each Partnership was initially capitalized through the issuance of its L.P. Units which constitute units of Limited Partner interests. The rights, preferences and privileges of the L.P. Units are set forth in the Agreements of Limited Partnership of their respective Partnership (the "Partnership Agreements"). The Partnership Agreements of each Partnership have substantially the same material terms and conditions. Each Partnership sold its L.P. Units to its partners at a price of $100 per L.P. Unit. Set forth in the Table below is certain information concerning each of the Partnerships.

                   Partnership Organization and Capitalization

                                                       Original
                                                     Limited Partner       Investor     Mortgage
      Name of         No. of       Date of               Capital           Notes at     Debt at
    Partnership      Partners    Organization         (L.P. Units)         3/31/1997    3/31/1997
      CCA V             196      04/01/1993            $3,397,300          $ 312,700   $1,070,349(1)
      CCA VI             41      05/27/1994             1,000,000             -0-      $  140,800(2)
      CCA VII            51      12/31/1994             1,060,700           239,292    $  267,100(3)
      CCA VIII           60      08/15/1995               905,000           595,521    $  244,995(4)

----------------------------

(1) Note payable to a bank monthly principal and interest payments of $11,754 through April 2000 and a final payment of $1,012,802 due April 2000 with interest at Prime plus 2 1/2%.

(2) Note payable to Metropolitan Life Insurance Company requiring annual payments of $6,100 through March 2004 and a final payment of $92,000 due September 2004 with interest payable semi-annually at 9.5%.

(3) Note payable to a bank collateralized by land and equivalent requiring annual payments of $34,307, including interest at variable rates (9.05% at June 30, 1997) through 2015.

(4) Note payable to a bank collateralized by land and equipment requiring annual payments of $31,732, including interest at variable rates (9.05% at June 30, 1997) through 2015.

----------------------------

                 Information Regarding Partnership Real Property

                                                        Cost of Real           Appraised
                    Total Acres                      Property Before         by Value of
     Name of       (Water Acres)       Number of     Depreciation at         Real Property
   Partnership         Owned          Ponds Owned       12/31/1996           At 9/30/1996
   ------------        -----          -----------       ----------           ------------
    CCA V           668  (443)            43              $950,654             $950,000
    CCA VI          170  (140)             8               281,846              268,300
    CCA VII         212  (189)            11               325,586              359,740
    CCA VIII         242 (188)            11               451,393              445,197

                Information Regarding Partnership Tangible Assets


                                                          Investments in
                      Cash and                            Cooperatives &   Machry., Equip.
                      Accounts                             Circle Creek    & Real Property          Tangible
     Name of        Receivable at   Catfish Inventory         Seining      Net of Acc. Depr.         Assets
   Partnership      12/31/1996(1)    at 12/31/1996(1)      at 12/31/1996     at 12/31/1996       at 12/31/1996
----------------    -------------   ----------------      --------------   ----------------      -------------
CCA V                  $139,143          $1,145,621           $407,922          $1,125,910         $2,818,596
CCA VI                  246,963             249,635           $194,023             343,336          1,033,957
CCA VII                   2,569             504,616           $101,286             404,104          1,012,575
CCA VIII                  1,531             565,229           $124,066             538,771          1,229,597



   Historical Cash Distribution and Estimated Net Exchange Values per $1,000
                                 Original Investment


                                           Cumulative Distribution to Limited    Total Received
                         Year of First       Partners Through 12/31/1996 per    as a Percent of
Partnership Name          Investment          $1,000 Original Investment(1)      1,000 Invested
----------------         -------------     ----------------------------------   ---------------
CCA V                        1993                          119                       11.9%
CCA VI                       1994                          113                       11.3%
CCA VII                      1994                          78                         7.8%
CCA VIII                     1995                          42                         4.2%

---------------------
(1) This column represents the amount of cumulative distributions per $1,000 of original investment that were received by investors in excess of the amount of cumulative net income per $1,000 of original investment. Depreciation on the Partnerships' properties is the primary component of the return of capital.

---------------------



Item 13.          Exhibits and Reports on Form 8-K

         A List of Exhibits is included with this Report and is attached hereto.

         No Reports on Form 8-K were filed by the Company during the last quarter covered by this Report.

                              AquaPro Corporation

                       Consolidated Financial Statements

   Six months ended June 30, 1997 and years ended December 31, 1996 and 1995


                                                CONTENTS
Report of Independent Auditors...........................................................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets..............................................................................F-3
Consolidated Statements of Operations....................................................................F-5
Consolidated Statements of Changes in Stockholders' Equity...............................................F-6
Consolidated Statements of Cash Flows....................................................................F-8
Notes to Consolidated Financial Statements...............................................................F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders
AquaPro Corporation

We have audited the accompanying consolidated balance sheets of AquaPro Corporation and subsidiaries as of June 30, 1997 and December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaPro Corporation and subsidiaries at June 30, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP

Jackson, Mississippi
August 21, 1997

                              AquaPro Corporation

                          Consolidated Balance Sheets

                                                     JUNE 30       DECEMBER 31
                                                       1997           1996
                                                   -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                       $   202,894   $   759,057
   Trade accounts receivable (Note 5)                  108,009       598,307
   Receivables from affiliates                          27,998        27,998
   Live fish inventories (Note 5)                    5,740,124     4,549,528
   Prepaid expenses                                     10,516         3,753
                                                   -----------   -----------
Total current assets                                 6,089,541     5,938,643

Property, buildings and equipment (Note 5):
   Land                                              1,781,078     1,781,078
   Ponds and improvements                            3,014,785     2,925,494
   Buildings                                           346,416       280,103
   Machinery and equipment                           2,364,743     1,989,925
                                                   -----------   -----------
                                                     7,507,022     6,976,600
   Accumulated depreciation                          1,867,269     1,550,735
                                                   -----------   -----------
                                                     5,639,753     5,425,865

Investments in cooperatives (Notes 4 and 5)            883,518     1,198,517
Delivery rights and other intangible assets, net       104,161       110,522








                                                   -----------   -----------
Total assets                                       $12,716,973   $12,673,547
                                                   ===========   ===========

                                                                             JUNE 30         DECEMBER 31
                                                                               1997             1996
                                                                        --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable (Note 5):
     Bank                                                               $   497,571         $         -
     Officer and director                                                   161,254             161,254
     Others                                                                  30,637             576,292
   Accounts payable                                                         523,255             184,076
   Accrued salaries                                                         239,994             240,662
   Accrued interest and other                                                74,628              94,771
   Current maturities of long-term debt                                     272,258             275,666
                                                                        -----------         -----------
Total current liabilities                                                 1,799,597           1,532,721

Long-term debt, less current maturities (Note 5)                          4,102,980           3,867,976

Stockholders' equity:
   Series A Preferred Stock, no par value - authorized
     1,900,000 shares, cumulative, convertible, issued and
     outstanding 235,507 at June 30, 1997 and 104,534
     at December 31, 1996 (Note 8)                                        1,837,408             748,169

   Preferred stock, par value to be determined by the
     Board of Directors - authorized 100,000 shares, none
     issued                                                                       -                   -

   Common stock, no par value - authorized 100,000,000
     shares, issued and outstanding 2,670,667 shares at
     June 30, 1997 and 2,452,819 shares at December 31,
     1996 (Note 6)                                                        10,588,311          10,568,989
   Unearned compensation                                                   (126,563)           (112,500)
   Retained earnings (deficit)                                           (5,484,760)         (3,931,808)
                                                                        -----------         -----------
Total stockholders' equity                                                6,814,396           7,272,850
                                                                        -----------         -----------
Total liabilities and stockholders' equity                              $12,716,973         $12,673,547
                                                                        ===========         ===========





See accompanying notes.

                              AquaPro Corporation

                     Consolidated Statements of Operations

                                                 SIX MONTHS
                                                   ENDED
                                                  JUNE 30       YEAR ENDED DECEMBER 31
                                                   1997           1996           1995
                                               -----------------------------------------
Revenues:
Net sales                                      $ 1,203,468    $ 3,906,954    $ 2,992,287
Management fees from affiliates (Note 10)            9,000         18,000         18,000
                                               -----------    -----------    -----------
                                                 1,212,468      3,924,954      3,010,287

Cost of products sold                            1,188,159      3,525,405      2,303,194
Selling, general and administrative (Note 6)     1,055,540      1,349,499      1,321,960
Impairment loss on long-lived assets                  --        1,019,000           --
                                               -----------    -----------    -----------
Operating loss                                  (1,031,231)    (1,968,950)      (614,867)

Other income (expense):
   Equity in losses on investment
     in cooperatives                              (272,000)      (109,969)       (69,501)
   Interest expense                               (212,685)      (555,974)      (674,149)
   Other, net                                       28,391        128,038         91,836
                                               -----------    -----------    -----------
                                                  (456,294)      (537,905)      (651,814)
                                               -----------    -----------    -----------
Net loss                                       $(1,487,525)   $(2,506,855)   $(1,266,681)
                                               ===========    ===========    ===========
Net loss per common share                      $      (.51)   $     (1.02)   $     (0.64)
                                               ===========    ===========    ===========
Weighted average common shares outstanding       2,910,620      2,467,764      1,972,315
                                               ===========    ===========    ===========


See accompanying notes.

                              AquaPro Corporation

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                          AquaPro Corporation
                                                                                     -------------------------------
                                                     General           Limited
                                                     Partners'         Partners'              Common Stock
                                                     Capital           Capital          Shares           Amount
                                                     ---------------------------------------------------------------
Balance at January 1, 1995                            $(402,848)   $ 2,523,502           510,099   $ 2,315,357
Capital contributions                                     1,000           --
Sale of limited partnership units                          --        2,654,008
Reorganization and merger (Note 2)                      442,784     (4,717,030)        1,134,282     4,178,915
                                                      ---------    -----------         ---------    ----------
                                                         40,936        460,480         1,644,381     6,494,272
Net loss for the year ended December 31, 1995
Cash distributions                                      (30,085)      (368,341)
Retirement of limited partnership units
Common stock issued to employees for services                                             20,000       150,000
Amortization of unearned compensation
Conversion of limited partnership units
   to notes payable                                                                                   (149,098)
                                                      ---------    -----------         ---------    ----------
Balance at December 31, 1995                             10,851         92,139         1,664,381     6,495,174
Net loss for the year ended December 31, 1996
Cash distributions                                      (10,851)       (97,665)
Retirement of limited partnership units
Sale of limited partnership units                                        5,526
Common stock issued to employees
   for future services                                                                    20,000       150,000
Amortization of unearned compensation
Conversion of debt to stock (Note 5)                                                     186,740     1,717,305
Sale of common stock (Note 6)                                                            362,704     2,137,928
Sale of preferred stock (Note 8)
One-for-five common stock split                                                          218,994
Preferred stock-cash dividend
                                                      ---------    -----------         ---------    ----------
Balance at December 31, 1996                               --             --           2,452,819    10,500,407
Net loss for the six months ended June 30, 1997
Common stock issued to employees for services                                             22,500       140,625
Cancellation of common stock
   granted to former employees                                                            (9,000)      (56,250)
Amortization of unearned compensation
Conversion of warrants to common stock                                                   203,834
Sale of common stock (Note 6)                                                                514         3,529
Sale of preferred stock (Note 8)
Preferred stock cash dividend
                                                      ---------    -----------         ---------   -----------
Balance at June 30, 1997                              $      --    $        --         2,670,667   $10,588,311
                                                      =========    ===========         =========   ===========

                            AquaPro Corporation
-------------------------------------------------------------------------------
                                   Additional                          Retained          Total
       Preferred Stock              Paid-In          Unearned          Earnings       Stockholders'
    Shares           Amount         Capital        Compensation       (Deficit)          Equity
-----------------------------------------------------------------------------------------------------
        --      $       --      $   19,894          $     --      $   (153,047)          $4,302,858
                                                                                              1,000
                                                                                          2,654,008
                                    26,749                                                  (68,582)
----------      ----------      ----------          --------      ------------           ----------
        --              --          46,643                --          (153,047)           6,889,284
                                                                    (1,266,681)          (1,266,681)
                                                                                           (398,426)
                                   (19,894)                                                 (19,894)
                                                    (150,000)                                    --
                                                      56,250                                 56,250

                                                                                           (149,098)
----------      ----------      ----------         ---------      ------------           ----------
        --              --          26,749           (93,750)       (1,419,728)           5,111,435
                                                                    (2,506,855)          (2,506,855)
                                                                                           (108,516)
                                   (26,749)                                                 (26,749)
                                                                                              5,526

                                                    (150,000)                                    --
                                                     131,250                                131,250
                                                                                          1,717,305
                                                                                          2,137,928
   104,534         748,169                                                                  748,169
                                                                        (5,225)              (5,225)
----------      ----------      ----------          --------        ----------           ----------
   104,534         748,169              --          (112,500)       (3,931,808)           7,204,268
                                                                    (1,487,525)          (1,487,525)
                                                    (131,250)                                 9,375

                                                      56,250                                     --
                                                      60,937                                 60,937
                                                                                                 --
                                                                                              3,529
   130,973       1,089,239                                                                1,089,239
                                                                       (65,427)             (65,427)
----------      ----------     -----------         ---------       -----------           ----------
   235,507      $1,837,408     $        --         $(126,563)      $(5,484,760)          $6,814,396
==========      ==========     ===========         =========       ===========           ==========

See accompanying notes.

                              AquaPro Corporation

                     Consolidated Statements of Cash Flows

                                                                            SIX MONTHS
                                                                               ENDED
                                                                              JUNE 30              YEAR ENDED DECEMBER 31
                                                                               1997              1996                 1995
                                                                         ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 $  (1,487,525)     $   (2,506,855)    $   (1,266,681)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                              400,706            692,351            505,835
     Impairment loss on long-lived assets                                             -          1,019,000                  -
     Equity in losses on investment in cooperatives                             272,000            109,969             69,501
     Payments of loss allocations on investment in cooperative                        -            (79,969)                 -
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable                         533,298           (366,935)            (3,423)
       Increase in live fish inventories                                     (1,190,596)          (276,659)          (820,029)
       Increase in prepaid expenses and other assets                            (14,263)           (17,969)           (36,173)
       Increase in accounts payable and accrued expenses                        318,368             11,653            285,774
                                                                         --------------     --------------     --------------
Net cash used in operating activities                                        (1,168,012)        (1,415,414)        (1,265,196)

INVESTING ACTIVITIES
Purchase of certain assets of Fat Cat Corporation (Note 3)                            -                  -         (1,850,358)
Purchases of property and equipment                                            (530,422)          (591,474)        (1,348,680)
Purchases of cooperative stock                                                        -            (62,000)          (300,500)
                                                                         --------------     --------------     --------------
                                                                               (530,422)          (653,474)        (3,499,538)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                        (48,084)          (743,758)           505,310
Principal payments on long-term borrowings                                     (149,708)          (741,152)           (78,717)
Proceeds from long-term borrowings                                              312,722            503,178          2,594,771
Proceeds from exercise of common stock purchase rights                                -          2,137,928                  -
Proceeds from issuance of preferred stock                                     1,089,239            748,169                  -
Proceeds from exercise of common stock warrants                                   3,529                  -                  -
Proceeds from sale of limited partnership units                                       -              5,525          2,654,008
Capital contributions from general partners                                           -                  -              1,000
Cash distributions to partners                                                        -           (108,516)          (398,426)
Retirement of limited partnership units                                               -            (26,749)           (19,894)
Payments of preferred stock dividends                                           (65,427)            (5,225)                 -
                                                                         --------------     --------------     --------------
Net cash provided by financing activities                                     1,142,271          1,769,400          5,258,052
                                                                         --------------     --------------     --------------
Net increase (decrease) in cash and cash equivalents                           (556,163)          (299,488)           493,318
Cash and cash equivalents at beginning of period                                759,057          1,058,545            565,227
                                                                         --------------     --------------     --------------
Cash and cash equivalents at end of period                               $      202,894     $      759,057     $    1,058,545
                                                                         ==============     ==============     ==============
SUPPLEMENTAL CASH FLOW INFORMATION-
Interest paid                                                            $      238,394     $      501,960     $      691,877
                                                                         ==============     ==============     ==============

NON-CASH FINANCING ACTIVITIES-
Conversion of notes payable and long-term debt to common stock           $            -     $    1,717,305     $            -
                                                                         ==============     ==============     ==============
Common stock issued to employees for future services                     $      140,625     $      150,000     $      150,000
                                                                         ==============     ==============     ==============
Conversion of long-term debt to 10.35% convertible notes payable         $            -     $      214,495     $            -
                                                                         ==============     ==============     ==============
Conversion of limited partnership units to notes payable                 $       68,582     $            -     $      149,098
                                                                         ==============     ==============     ==============

See accompanying notes.

                              AquaPro Corporation

                   Notes to Consolidated Financial Statements

                                 June 30, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND BUSINESS

AquaPro Corporation (the "Company") and its wholly owned subsidiaries American Fisheries Corporation ("American") and Circle Creek Aquaculture, Inc. ("Circle Creek") own and operate eight catfish farms located in the delta area of the State of Mississippi. The Company acquired the catfish farms by merger with eight affiliated limited partnerships (see Note 2). These mergers have been accounted in a manner similar to a pooling of interests because of common control. The accompanying consolidated financial statements as of and for the six months ended June 30, 1997 and as of December 31, 1996 and for the years ended December 31, 1996 and 1995 have been restated to give effect to the mergers described above and in Note 2. All material intercompany transactions and balances have been eliminated in consolidation.

Effective January 1, 1997, the Company changed its fiscal year end to June 30 from December 31. Accordingly, the most recent financial statements presented are as of June 30, 1997 and for the six month period then ended.

The Company conducts catfish farming activities on 1,843 water acres within the State of Mississippi. Catfish farming is concentrated in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. Catfish are sold principally to retail grocery stores and restaurants by catfish processors. The Company's sales are to a limited number of processors and collateral is generally not required. One processor represented 90% of the Company's net sales for the six months ended June 30, 1997 and three processors represented 55%, 25% and 11%, respectively, for the year ended December 31, 1996 and 51%, 25%, and 18%, respectively, for the year ended December 31, 1995.

Fish prices are affected by changes in market demand and supply and may fluctuate significantly from period to period.

                              AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

LIVE FISH INVENTORIES

Live fish inventories are stated at the lower of average cost or market. Market value is determined as estimated selling price less estimated costs of disposal. Revenue is recognized when catfish are delivered live to the processor.

Live fish inventories are purchased as "fingerlings" (generally, 5 to 6 inches in length) and are grown out to a marketable size over 9 to 18 months. Because the Company's production cycle for fish generally exceeds one year, management anticipates certain live fish inventories on hand at June 30, 1997 may not be sold during the year ending June 30, 1998. Live fish inventories are classified as a current asset in the accompanying balance sheets which is consistent with the industry practice. The quantities of live fish inventories are determined based upon estimated growth from feed fed to each pond and are reduced for the actual quantities sold and estimated mortality. The Company estimates fish grow-out based upon 2.5 pounds of feed fed per one pound of live fish growth. Cost associated with live fish production are accumulated during the growing period and consist principally of feed, labor and overhead costs required to grow the live fish to a marketable size. Each pond is closed periodically and the estimated pounds are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in high mortality. Management continually monitors each pond and attempts to take appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's

                              AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LIVE FISH INVENTORIES (CONTINUED)

actual live fish mortality will vary significantly from estimates. The cost of producing fish for harvest is subject to the cost of grains which is susceptible to significant fluctuations in the commodity markets. The Company establishes prices for a portion of its anticipated feed purchases over specified periods of time through various feed purchase agreements.

PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives (15 years for ponds and improvements, 15 years for buildings, and 3 to 7 years for machinery and equipment).

INVESTMENTS IN COOPERATIVES

Investments in cooperatives are stated at original cost adjusted for allocation of earnings or losses, net of distributions.

PROFIT-SHARING PLAN

Effective January 1, 1997, the Company established a profit sharing plan for substantially all employees. This plan provides for monthly contributions based on employee deferrals. The Company made contributions of approximately $9,100 to the plan for the six month period ended June 30, 1997.

INCOME TAXES

Income taxes are accounted for by the Company using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes relate to temporary differences between assets and liabilities recognized differently for financial reporting and income tax purposes.

                            AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to estimated fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, generally, recognizes no compensation expenses for the stock option grants.

STOCK SPLIT

During 1996, the Company's Board of Directors declared a one-for-five stock split effected in the form of a stock dividend. All historical share and per share data presented herein have been restated for the effect of the stock split.

NET LOSS PER COMMON SHARE

Net loss per share is computed by dividing net loss applicable to common stock (net loss less dividend requirements for preferred stock of $65,427 in 1997 and $5,225 in 1996) by the weighted average number of common shares outstanding (2,910,620 shares in 1997, 2,467,764 shares in 1996 and 1,972,315 shares in
1995, adjusted for the one-for-five stock split). As a result of the mergers described in Note 2, the common stock outstanding on December 31, 1995 is considered outstanding for the entire year in 1995 for purposes of the weighted average shares calculation. Common equivalent shares (stock options and warrants) outstanding have not been included, due to their antidilutive effects.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption by the Company of Statement 121 resulted in a non-cash charge of $1,019,000 from the write-down of land, ponds and improvements, buildings and goodwill to their estimated fair

                            AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

values. The charge represents the adjustment required to remeasure long-lived assets at the lower of the carrying amount or fair value based upon 1996 appraisals obtained from an independent appraiser in connection with the merger as described in Note 2.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate any prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to 1997 presentation.

2.  MERGERS

Effective June 30, 1997, the Company acquired the assets and assumed the liabilities of Circle Creek Aquaculture V, L.P., Circle Creek Aquaculture VI, L.P., Circle Creek Aquaculture VII, L.P., and Circle Creek Aquaculture VIII, L.P., ("Circle Creek V-VIII"). Circle Creek V-VIII are engaged in catfish farming in the State of Mississippi and were previously managed by the Company pursuant to management agreements. In consideration for the assets and liabilities of Circle Creek V-VIII, the Company issued 708,926 "Units" and $68,582 of 7.15% Convertible Notes based upon the relative fair value of the net assets of the Company and Circle Creek V-VIII. A Unit consisted of 1.6 shares of common stock and one 90-day right to purchase one share of the Company's 7.0% Series A Preferred Stock for $9.50 (the "Preferred Stock Rights"). Also, as part of the merger, the Company offered its Series A Preferred Stock in exchange for $1,147,513 in principal amount of certain 10.35% notes of Circle Creek V-VIII (the "Investor Notes"). This exchange offer commenced subsequent to June 30, 1997 and each holder of Investor Notes was offered 1.3 shares of Series A Preferred Stock for each $10 of

                              AquaPro Corporation

Investor Notes. In the aggregate, approximately $900,000 of Investor Notes were exchanged for approximately 117,000 shares of Series A Preferred Stock.

2.  MERGERS (CONTINUED)

Separate revenues and net loss of the merged entities are presented in the following table.

                                  SIX MONTHS
                                     ENDED
                                    JUNE 30        YEAR ENDED DECEMBER 31
                                      1997           1996           1995
                                  ---------------------------------------------
Revenues:
    AquaPro Corporation           $   604,805    $ 2,837,274    $ 2,701,451
    Circle Creek V-VIII             1,129,114      1,667,751        997,021
    Elimination of intercompany
      transactions                   (521,451)      (580,071)      (688,185)
                                  -----------    -----------    -----------
    Total                         $ 1,212,468    $ 3,924,954    $ 3,010,287
                                  ===========    ===========    ===========
Net loss:
    AquaPro Corporation           $  (972,102)   $  (886,786)   $  (691,936)
    Circle Creek V-VIII              (482,522)    (1,592,813)      (408,721)
    Elimination of intercompany
      transactions                    (32,901)       (27,256)      (166,024)
                                  -----------    -----------    -----------
    Net loss, as reported         $(1,487,525)   $(2,506,855)   $(1,266,681)
                                  ===========    ===========    ===========



Effective as of the close of business on December 31, 1995, The Company issued 105,334 shares of its common stock in exchange for all of the outstanding common stock of American and Circle Creek, Inc.

Also, effective as of the close of business on December 31, 1995, all assets and liabilities of Circle Creek Aquaculture, L.P., Circle Creek Aquaculture II, L.P., Circle Creek Aquaculture III, L.P., and Circle Creek Aquaculture IV, L.P. ("Circle Creek I-IV") were merged into the Company by vote of the limited partners of Circle Creek I-IV. In consideration for the Merger, AquaPro issued 404,764 "Units" to the limited partners (see Note 6) and $149,098 of 10.35% convertible notes due on December 31, 2002 (see Note 5).

                            AquaPro Corporation

2.  MERGERS (CONTINUED)

The mergers are accounted for as a reorganization of the entities under common control into the Company. Accordingly, the transactions are accounted for on the historical cost basis of American, Circle Creek, Inc., Circle Creek I-IV and Circle Creek V-VIII. The carrying amounts for common stock of American and Circle Creek, Inc. and the general and limited partners' capital of Circle Creek I-IV and Circle Creek V-VIII were transferred to the Company's common stock as of January 1, 1995.

In connection with the mergers, approximately $213,000 and $132,000 of merger costs and expenses were incurred and have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 1997 and for the year ended December 31, 1995, respectively. The merger costs and expenses consisted principally of legal and consulting fees.

3.  PURCHASES OF BUSINESS

In April 1993, Circle Creek Aquaculture V, L.P. ("Circle Creek V") entered into a two-year agreement for the lease of substantially all of the land, ponds and improvements, machinery and equipment, and other assets used in the partnership's operations. Pursuant to the lease agreement, Circle Creek V had the option to purchase for fair value the leased assets at the end of the lease term. In March 1995, the Partnership exercised its option to purchase the leased assets for $1,972,852 including acquisition costs of $174,852 of which $122,494 was paid in 1994. The acquisition was accounted for by the purchase method of accounting. Lease payments for 1995 totaled $45,000 and were included in the cost of producing live fish inventories.

4.  INVESTMENTS IN COOPERATIVES

Investments in cooperatives consist of the following:

                                           JUNE 30      DECEMBER 31
                                            1997           1996
                                          ------------------------
      Delta Pride Catfish, Inc.           $714,278      $1,029,277
      Fishco, Inc.                         112,000         112,000
      Indi-Bell, Inc.                       57,240          57,240
                                          --------      ----------
                                          $883,518      $1,198,517
                                          ========      ==========

                            AquaPro Corporation

4.  INVESTMENTS IN COOPERATIVES (CONTINUED)

The ownership of Delta Pride Catfish, Inc. ("Delta Pride") and Fishco, Inc. ("Fishco") stock provides the Company the right to sell live catfish to Delta Pride and Fishco. Delta Pride is the Company's most significant customer. Substantially all of the Company's catfish feed purchases were from Indi-Bell, Inc. during the six month period ended June 30, 1997 and the years ended December 31, 1996 and 1995.

5.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable-bank consists of borrowings under a $750,000 revolving line of credit used solely to fund purchases of feed. Interest accrues at the prime rate plus 1.65% and the revolving line of credit expires March 8, 1998. Interest is paid monthly and principal is paid with 50 percent of all collections of accounts receivable from sales of seven of the Company's eight farms.

The notes payable-officer and director are unsecured and bear interest at prime plus 1/2%. Included in notes payable-others were borrowings of $30,636 at June 30, 1997 and $176,925 at December 31, 1996 under a revolving $175,000 credit facility for feed purchases from one of the Company's customers who is also a feed supplier. Borrowings accrue interest at 10.25%.

Also included in notes payable-other were borrowings of $376,190 at December 31, 1996 under a revolving $376,190 line of credit with one of the Company's major feed suppliers. This line of credit was replaced in April 1997 by the arrangement with the bank described above.

                            AquaPro Corporation

5.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following:

                                                                                    JUNE 30           DECEMBER 31
                                                                                      1997                1996
                                                                             ------------------------------------
Note payable to a bank with monthly principal and interest
payments of $11,754 through March 2000 and a final payment of approximately $970,000 due April 2000 with interest at prime plus
2 1/2% (11% at June 30, 1997)                                                       $1,055,244         $1,070,349

Convertible notes payable with interest due quarterly at 10.35% and principal due December 1999 ($551,992) and December 2000
($595,521)                                                                           1,147,513          1,147,513

Convertible notes payable with interest due quarterly at 10.35% and
principal due in December 2002                                                         363,593            363,593

Convertible notes payable with interest due quarterly at 7.15% and
principal DUE December 2003                                                             68,582                  -

Note payable to an insurance company with annual principal
payments of $16,000 through June 2000 and a final installment of
$256,000 due in June 2001 with interest payable seminannually at
7.7%                                                                                   304,000            320,000

Note payable to an insurance company with annual principal
payments of $7,500 through February 2002 and a final payment of
$182,500 due in February 2002 with interest payable seminannually
at 8.1%                                                                                212,500            220,000

Note payable to an insurance company with annual principal
payments of $6,100 through March 2004 and a final payment of
$92,000 due September 2004 with interest payable seminannually
at 9.5%                                                                                134,700            140,800

Note payable to the Federal Land Bank with annual payments of
$34,307 including interest at variable rates (9.05% at June 30,
1997) through January 2015                                                             267,100            267,100

5.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Note payable to the Federal Land Bank with annual payments of
$31,732 including interest at variable rates (9.05% at June 30,
1997) through January 2015                                                            $244,995           $244,995

                            AquaPro Corporation

Notes payable to a finance company with annual payments aggregating approximately $72,000 including interest at rates ranging from 6% to 10.65%,
maturing at various dates from July 1998 through March 2001                               200,603          228,476

Capital lease obligations to Farm Credit Leasing Services Corporation with quarterly payments aggregating $12,185 including interest at an effective rate
of 8.5% through June 2002                                                                 180,300                -

Notes payable to various finance companies with monthly payments aggregating
$9,400 including interest at rates ranging from 8.25% to 9%, maturing at
various dates through January 2000                                                        141,931          140,816

Note payable to a bank with monthly payments of $1,156 including interest at
prime plus 1.65% (10.4% at June 30, 1997) through June 2002                                54,177                -
                                                                                         --------         --------
Less current maturities                                                                 4,375,238        4,143,642
                                                                                          272,258          275,666
                                                                                        ---------        ---------
                                                                                       $4,102,980       $3,867,976
                                                                                       ==========       ==========

The 10.35% convertible notes payable due in 2002 are convertible into shares of the Company's common stock at a price of $10.42 per share at the noteholders' option at any time prior to maturity. The notes may be paid by the Company at any time without penalty. The 7.15% convertible notes are convertible into shares of the Company's stock at a price of $10 per share at the noteholders' option at any time prior to maturity. The notes may be paid by the Company at any time without penalty.

During 1996, certain holders of the unsecured and convertible (prime plus 3%) notes payable converted notes with a principal balance of $1,678,762 into 167,876 units (see Note 5). Also in 1996, certain holders of the unsecured notes payable and convertible notes payable (prime plus 3%) converted notes with a principal balance of $214,495 into the 10.35% convertible notes payable. The remaining unsecured notes payable and convertible (prime plus 3%) totaling $505,356 were paid in 1996.

                            AquaPro Corporation

5.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

During 1996, the Company issued 18,864 shares of its common stock to certain officers and directors for the cancellation of $136,764 in notes payable to officers and directors.

Substantially all trade accounts receivable, live fish inventories and property, buildings and equipment are pledged as collateral to the note payable to bank and long-term debt.

The aggregate annual maturities of long-term debt at June 30, 1997 are as follows:

         1998                          $  272,258
         1999                             770,871
         2000                           1,752,686
         2001                             394,402
         2002                             616,444
         Thereafter                       568,577
                                       ----------
                                       $4,375,238
                                       ==========

Subsequent to June 30, 1997, the holders of the 10.35% convertible notes payable due in 1999 and 2000 were offered 1.3 shares of the Company's Series A Preferred Stock for each $10 of principal in an exchange offer which expired August 31, 1997 (see Note 2). In the aggregate, approximately $900,000 of these notes were exchanged for approximately 117,000 shares of preferred stock. Convertible notes not converted pursuant to this offer are convertible into shares of the company's common stock at the noteholders' option any time prior to maturity at a price of $6.56 to $8.08 per share.

6.  COMMON STOCK

Effective December 31, 1995, AquaPro issued 404,764 "Units" in connection with the merger with Circle Creek I-IV described in Note 2. In 1996, certain holders of unsecured notes payable converted notes with principal balances totaling $1,678,762 into 167,876 units. A Unit consisted of one share of the Company's common stock, one $7.25 stock purchase right, one $8.25 stock purchase warrant and one $10.50 stock purchase warrant. The stock rights expired on June 14, 1996 which allowed the holder to purchase one share of the Company's common stock for $7.25. The $8.25 stock purchase warrants, which allowed the holder to purchase one share of the Company's common stock for $8.25 (1.2 shares at $6.875 post split), expired on December 31, 1996. The $10.50 stock purchase warrants had an expiration date of December 31, 1997 and allowed the holder to purchase one share of the Company's common stock for $10.50 (1.2 shares at $8.75 post split);

                            AquaPro Corporation

6.  COMMON STOCK (CONTINUED)

however, on June 30, 1997, the Company exercised its option to convert the $10.50 stock purchase warrants into 203,834 shares of the Company's common stock. None of the $8.25 stock purchase warrants or the $10.50 stock purchase warrants were outstanding at June 30, 1997. There were 235,507 $7.50 stock purchase warrants outstanding at June 30, 1997 pertaining to preferred stock issued in 1997 and 1996 (see Note 8.)

During 1996, the Company received $2,137,928, net of related expenses pertaining to broker-dealer commissions, legal, printing, travel and other, from the sale of 358,221 shares (429,865 shares post split) of common stock at $7.25 per share pursuant to the exercise of the $7.25 stock purchase rights and 4,483 shares (5,380 shares post split) of common stock at $8.25 per share pursuant to the exercise of the $8.25 stock purchase warrants. In connection with the exercise of the $7.25 stock purchase rights, the Company granted broker-dealers options to purchase 32,598 shares of the Company's common stock at $11.25 per share (39,117 shares at $9.38 per share post split). The options are exercisable at any time through June 2001. None of the options have been exercised as of June 30, 1997.

During the six months ended June 30, 1997, the Company granted 22,500 shares of common stock to key employees. The Company granted 20,000 shares (24,000 shares post split) of common stock to key employees during the year ended December 31, 1996 and 1995, respectively. The shares generally vest after a two-year period. Unearned compensation expense is amortized to selling, general and administrative expenses in the accompanying consolidated statements of operations over the vesting period. Common shares totaling 9,000 were canceled during the six-month period ended June 30, 1997.

                            AquaPro Corporation

7.  EMPLOYEE STOCK OPTIONS

The Company granted directors and certain key employees options to purchase shares of common stock at $6.25 per share as follows:

                                               SIX MONTHS
                                                  ENDED
                                                 JUNE 30         YEAR ENDED DECEMBER 31
                                                   1997          1996             1995
                                             -------------------------------------------
Outstanding-beginning of period                 129,000         63,000                 -
Granted                                          63,000         66,000            63,000
Exercised                                             -              -                 -
Forfeited                                       (12,000)             -                 -
                                                -------        -------            ------
Outstanding-end of period                       180,000        129,000            63,000
                                                =======        =======            ======

All outstanding options at June 30, 1997 were exercisable. The options were granted for a seven-year period and, accordingly, the 1997 options, the 1996 options, and the 1995 options are exercisable at any time through March 31, 2004, March 31, 2003, and March 2002, respectively.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of .01 for the six months ended June 30, 1997, and the years ended December 31, 1996 and 1995; weighted-average expected life of options of three years; risk-free interest rate of 6%; and no dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                            AquaPro Corporation

7.  EMPLOYEE STOCK OPTIONS (CONTINUED)

estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options granted for the six months ended June 30, 1997, and the years ended December 31, 1996 and 1995 is amortized to expense over the vesting period. The Company's pro forma net losses were $1,538,525, $2,572,855 and $1,329,681 for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively, and the Company's pro forma loss per common share was $(.53), $(1.04) and $(.67), respectively, for those same periods. The weighted-average fair value of options granted during the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively, was $1.00.

8.  PREFERRED STOCK

During the six months ended June 30, 1997, the Company received $1,089,239, net of related expenses pertaining to broker-dealer-commissions, legal, printing, travel and other, from the sale of 130,973 "Preferred Units." In 1996, the Company received $748,169, net of related expenses pertaining to broker-dealer-commissions, legal, printing, travel and other, from the sale of 104,534 "Preferred Units". A Preferred Unit consists of one share of the Company's Series A Preferred Stock and one $7.50 common stock purchase warrant. The $7.50 stock purchase warrants (235,507 warrants outstanding at June 30, 1997) allow the holder to purchase one share of the Company's common stock for $7.50 prior to the expiration date of December 31, 1998. The warrants will be automatically converted into three-tenths of a share of the Company's common stock if not exercised by that date.

At June 30, 1997, 708,926 Preferred Stock Rights (see Note 2) were outstanding. Subsequent to June 30, 1997, the Company received approximately $525,000, net of offering expenses, from the exercise of approximately 75,000 Preferred Stock Rights.

The Series A Preferred Stock has cumulative annual dividends of $0.175 per share, payable quarterly. Each share (235,507 shares outstanding at June 30, 1997) may be converted, at the option of the holder, into 1.33 shares of the Company's common stock. The Company may redeem the Series A Preferred stock at any time on or after January 1, 2000 at $10 per share plus accrued dividends. The Series A Preferred Stock will be

                            AquaPro Corporation
mandatorily converted into the Company's common stock on the sixty-sixth trading day following the listing of the Company's common stock on a national exchange. On the

8. PREFERRED STOCK (CONTINUED)

mandatory conversion date, each share of Series A Preferred Stock will automatically be converted into the greater of 1.33 shares of the Company's common stock or $10 divided by the current market price, as defined. In the event of the Company's liquidation, the holders of the Series A Preferred Stock are entitled to $10 per share plus accrued dividends.

The Series A Preferred Stock has no voting rights. However, in the event that three consecutive quarterly dividend payments are in arrears, each share of Series A Preferred Stock will have 25 votes.

9.  INCOME TAXES

For the year ended December 31, 1995, taxable income and losses of Circle Creek I-IV and Circle Creek V-VIII were reported on the tax returns of the partners. For the year ended December 31, 1996 and the six months ended June 30, 1997, taxable income and losses of Circle Creek V-VIII were reported on the tax returns of the partners. Accordingly, income taxes have not been provided in the accompanying consolidated financial statements applicable to losses of Circle Creek I-IV and Circle Creek V-VIII for 1995 or losses of Circle Creek V-VIII for 1996 and for the six months ended June 30, 1997 . The merger described in Note 2 was treated as a taxable transaction by the partners with the excess of the fair value of the related assets and liabilities over the tax basis reported as taxable income to the partners.

The Company had net operating loss carryovers of approximately $2,600,000 at June 30, 1997, to reduce future taxable income through 2012.

AquaPro and its wholly-owned subsidiaries, American and Circle Creek, Inc., file a consolidated federal income tax return with operations subject to income taxes at the corporate level.

                            AquaPro Corporation

9.  INCOME TAXES (CONTINUED)

Components of the Company's deferred tax assets consisted of the following:

                                                  JUNE 30     DECEMBER 31
                                                   1997          1996
                                              ---------------------------
Deferred tax assets - current:
   Inventories                                $    80,000    $   168,000
   Accrued expenses                                89,000         89,000
Deferred tax assets - noncurrent:
   Goodwill for income tax purposes             2,440,000        457,000
   Net operating loss carryforward                960,000        575,000
   Other                                           37,000         11,000
                                              -----------    -----------
                                                3,606,000      1,300,000
Valuation allowance for deferred tax assets    (3,606,000)    (1,300,000)
                                              -----------    -----------
Net deferred tax assets                       $        --    $        --
                                              ===========    ===========

Deferred income taxes were reinstated for temporary differences between financial and income tax basis in connection with the merger of the Company and Circle Creek I-IV, effective December 31, 1995 and in connection with the merger of the Company and Circle Creek V-VIII, effective June 30, 1997.

10.  RELATED PARTY TRANSACTIONS

Management fees from affiliates consist of management fees of $9,000 for the six month period ended June 30, 1997 and $18,000 for the years ended December 31, 1996 and 1995, respectively, received from a catfish production farm in which an officer of the Company is an owner of the catfish production farm.

For the years ended December 31, 1996 and 1995, the Company purchased fingerling fish at prevailing market rates totaling $38,758 and $50,356, respectively, from an affiliate.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values at June 30, 1997 and December 31, 1996. The carrying amount for investments in cooperatives approximates their fair value at June 30, 1997 and December 31, 1996 based upon estimates of recent sales of stock of the cooperation obtained by management.

                            AquaPro Corporation

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Notes payable to banks and officers and directors were at variable rates which approximated fair value at June 30, 1997 and December 31, 1996. The fair value of notes payable-other and long-term debt, which was estimated using discounted cash flow analysis based upon the Company's incremental borrowing rates for similar borrowings arrangements, approximated their carrying amounts at June 30, 1997 and at December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AQUAPRO CORPORATION


Date: September 26, 1997                  By: /s/ George S. Hastings, Jr.
                                              ----------------------------------
                                          George S. Hastings, Jr.
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          Name                         Title                        Date
          ----                         -----                        ----
/s/ George S. Hastings, Jr.   Chairman of the Board, Chief    September 26, 1997
---------------------------   Executive Officer, President,
George S. Hastings, Jr.       and Director (Principal
                              Executive Officer)

/s/ Patricia G. Hastings      Vice President, General         September 26, 1997
---------------------------   Counsel, Secretary, and
Patricia G. Hastings          Director

/s/ Eric P. Braschwitz        Chief Financial Officer         September 26, 1997
---------------------------   (Principal Financial
Eric P. Braschwitz            and Accounting Officer)

/s/ Joseph Duncan, Sr.        Director                        September 26, 1997
---------------------------
Joseph Duncan, Sr.

/s/ Roger A. Daley            Director                        September 26, 1997
---------------------------
Roger A. Daley

                               AQUAPRO CORPORATION


                    ITEM                                       EXHIBIT
                                                                 NO.

AquaPro's Charter (1)                                            3.1

AquaPro's Amended and Restated Charter (1)                       3.2

AquaPro's Articles of Correction to Charter (1)                  3.3

AquaPro's Articles of Amendment to Charter (1)                   3.4

AquaPro's First Amended and Restated Bylaws (1)                  3.5

Plan and Agreement of Consolidation for CCA I - IV (1)           3.6

Plan and Agreement of Consolidation for CCA V - VIII (1)         3.7

Articles of Merger of CCA I - IV and AquaPro Corporation (1)     3.8

Amended Plan and Agreement of Merger of CCA V - VIII and
AquaPro Corporation                                              3.9

Articles of Merger of CCA V - VIII and AquaPro Corporation       3.10

Form of Common Stock Certificate (1)                             4.1

Form of $10.50 Common Stock Warrant (1)                          4.2

Form of $10.50 Warrant Agreement (1)                             4.3

Form of 10.35% Debenture (1)                                     4.4

Form of 10.35% Loan Note Agreement (1)                           4.5

Form of Series A Preferred Stock Certificate (1)                 4.6

Form of $7.50 Common Stock Warrant (1)                           4.7

Form of $9.50 Stock Right                                        4.8

Form of $9.50 Stock Rights Agreement                             4.9

Exchange Form for Investor Notes                                 4.10

Form of 10.35% Collateralized Convertible Note                   4.11

Form of Agency Agreement 10.35% Collateralized
Convertible Notes                                                4.12

Form of Security Agreement 10.35% Collateralized
Convertible Notes                                                4.13

Marketing Agreement with Delta Pride (1)                         10.1

Agreements with Delta Western ("Indi Bell") (1)                  10.2

Security Agreement, Guaranty, Note with Community Bank (1)       10.3


Note, Deed of Trust, Security Agreement with Met Life
(Balmoral) (1)                                                   10.4

Note and Deed of Trust with Met Life (Cypress Lake) (1)          10.5

Employment Agreement with George S. Hastings, Jr.  (1)           10.6

Employment Agreement with Patricia G. Hastings (1)               10.7

Note and Deed of Trust with Sunburst Bank (CCA V)                10.8

Note, Deed of Trust, Loan Agreement, and Finance Charge
Agreement with Metropolitan Life (CCA VI)                        10.9

Deed of Trust, Assumption Agreements, Modification and
Loan Agreements and other communications with Federal
Land Bank (CCA VII and VIII)                                     10.10

Unaudited Condensed Consolidated Financial Statements
for June 1996                                                     28

--------------------------------------------------------------------------------
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File # 000-29258).