Form 10QSB
period 1997-09-30
AQUAPRO CORP
filed 1997-11-14
CIK 1023367

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997

                                       or

         [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
                For the transition period from ________ to ___________

                         Commission file number 0-29258

                               AQUAPRO CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Tennessee                                        62-1598919
            ---------                                        ----------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification number)

                4307 Central Pike, Hermitage, Tennessee 37076
------------------------------------------------------------------------------
            (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code:           (615) 899-0804

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

As of November 10, 1997, Registrant had outstanding 2,670,667 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                      INDEX


PART I.   FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS                                            Page No.

            Condensed Consolidated Balance Sheets at September 30, 1997
            (unaudited) and June 30, 1997....................................... 3

            Condensed Consolidated Statements of Operations for the Quarters
             Ended September 30, 1997 and 1996 (unaudited).....................  5

            Condensed Consolidated Statements of Cash Flows for the Quarters
            Ended September 30, 1997 and 1996 (unaudited)......................  6

            Note to Unaudited Condensed Consolidated Financial Statements......  7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................  8

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................. 13

   Item 2.  Changes in Securities.............................................. 13

   Item 3.  Defaults Upon Senior Securities.................................... 13

   Item 4.  Submission of Matters to a Vote of Security Holders................ 13

   Item 5.  Other Information.................................................. 13

   Item 6.  Exhibits and Reports on Form 8-K................................... 13

                          PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

                               AquaPro Corporation
                      Condensed Consolidated Balance Sheets


                                                     September 30,     June 30,
                                                         1997            1997
                                                    ----------------------------
                                                     (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                        $    57,758      $   202,894
   Trade accounts receivable                            382,608          108,009
   Receivables from affiliates                           27,998           27,998
   Live fish inventories                              6,142,687        5,740,124
   Prepaid expenses                                       4,891           10,516
                                                    ----------------------------
Total current assets                                  6,615,942        6,089,541

Property, buildings and equipment, net                5,766,522        5,639,753

Investments in cooperatives                             998,344          883,518

Delivery rights and other intangible assets, net         98,253          104,161
                                                    ----------------------------
Total assets                                        $13,479,061      $12,716,973
                                                    ============================


                                                             SEPTEMBER 30,      JUNE 30,
                                                                  1997           1997
                                                            -----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                             $ 1,455,882     $   689,462
   Accounts payable                                              156,415         523,255
   Accrued salaries                                              229,994         239,994
   Accrued interest and other                                     85,242          74,628
   Current maturities of long-term debt                          218,578         272,258
                                                             ----------------------------
Total current liabilities                                      2,146,111       1,799,597

Long-term debt, less current maturities                        3,181,787       4,102,980

Stockholders' equity:
   Series A Preferred Stock, no par value - authorized
   1,900,000 shares, cumulative, convertible, issued and
   outstanding 451,323 at September 30, 1997 and 235,507
   at June 30, 1997                                            3,463,222       1,837,408
   Preferred stock, par value to be determined by the
   Board of Directors - authorized 100,000 shares, none
   issued                                                             --              --
   Common stock, no par value - authorized 100,000,000
   shares, issued and outstanding 2,670,667 shares            10,588,311      10,588,311
   Unearned compensation                                         (96,093)       (126,563)
   Retained earnings (deficit)                                (5,804,277)     (5,484,760)
                                                             ----------------------------
Total stockholders' equity                                     8,151,163       6,814,396
                                                             ----------------------------
Total liabilities and stockholders' equity                   $13,479,061     $12,716,973
                                                             ============================




See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                              Quarter Ended
                                                              September 30
                                                         1997             1996
                                                      ---------------------------
Revenues:
Net sales                                             $1,293,443      $  837,491
Management fees from affiliates                            1,500           4,500
                                                      ---------------------------
                                                       1,294,943         841,991

Cost of products sold                                  1,091,010         893,516
Selling, general and administrative                      430,918         258,279
                                                      ---------------------------
Operating loss                                          (226,985)       (309,804)

Other (income) expense:
   Equity in losses on investment in cooperative            --            30,000
   Interest expense                                       95,634         125,770
   Other, net                                            (44,398)        (37,886)
                                                      ---------------------------
                                                          51,236         117,884
                                                      ---------------------------
Net loss                                              $ (278,221)     $ (427,688)
                                                      ===========================
Net loss per common share                             $    (0.12)     $    (0.16)
                                                      ===========================
Weighted average common shares outstanding             2,670,667       2,592,814
                                                      ===========================



See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Quarter Ended
                                                                    September 30
                                                                 1997          1996
                                                             -------------------------
Net cash used in operating activities                        $(1,134,706)  $ (928,521)

Cash flows from investing activities:
Purchases of property and equipment                             (271,669)    (140,858)
Purchases of cooperative stock and related payments             (114,826)     (60,000)
                                                             -------------------------
Net cash used in investing activities                           (386,495)    (200,858)

Cash flows from financing activities:
Net increase in notes payable                                    766,420      140,858
Principal payments on long-term borrowings                      (140,607)     (49,053)
Proceeds from long-term borrowings                                99,748       90,042
Proceeds from exercise of common stock purchase rights              --        109,597
Proceeds from issuance of preferred stock                        691,800         --
Payments of preferred stock dividends                            (41,296)        --
                                                             -------------------------
Net cash provided by financing activities                      1,376,065      291,444
                                                             -------------------------
Net (decrease) in cash and cash equivalents                     (145,136)    (837,935)
Cash and cash equivalents at beginning of period                 202,894    1,228,136
                                                             -------------------------
Cash and cash equivalents at end of period                   $    57,758   $  390,201
                                                             =========================
Non-cash financing activities:
Conversion of long-term debt to Series A
  Preferred Stock                                            $   934,014        --
                                                             =========================





See accompanying notes to unaudited consolidated financial statements

                               AquaPro Corporation
              Note to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1997

1. Basis of Presentation of Unaudited Financial Statements

   The accompanying unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally-accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows on a consistent basis. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

   This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of AquaPro and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 1997.

2. Long-Term Debt and Stockholders' Equity

   During the quarter ended September 30, 1997, the Company commenced an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $934,014 of notes were exchanged for 121,422 shares of Series A Preferred Stock.

   Also during the quarter, the Company realized net proceeds of $691,800 from the sale of 94,394 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

3. Net Loss per Common Share

   Net loss per share is computed by dividing net loss applicable to common stock (net loss less dividend requirements for Series A Preferred Stock of $41,296 in the quarter ended September 30, 1997 and $-0- in the quarter ended September 30, 1996) by the weighted average number of common shares outstanding (2,670,667 shares in the quarter ended September 30, 1997, 2,592,814 shares in the quarter ended September 30, 1996). Common equivalent shares (stock options and warrants) outstanding have not been included, due to their antidilutive effects.

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

    This report contains forward-looking statements within the meaning of
    Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those set forth in this Item 2 and elsewhere in, or incorporated by reference into, this report. The Registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

    RESULTS OF OPERATIONS QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

    REVENUE. Net sales during the three month period ended September 30, 1997 totaled $1,293,443 compared to $837,491 for the same period in 1996. This represents an increase of $455,952 or 54.4%. Volume increased 726,000 pounds to 1,772,000 pounds of fish sold compared to 1,046,000 pounds sold during the three month period ended September 30, 1996. Accordingly, volume represented a 69.4% increase during the three months ended September 30, 1997 compared to the same period in 1996. The increase in volume was partially offset by a price decrease of approximately 7 cents per pound to 73 cents realized in 1997 compared to 1996 when the average price of fish sold was 80 cents. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. Furthermore, the trend of these lower prices has continued into the winter months, and the Company cannot predict when more favorable prices will occur.*

    Management expects sales to decline during the quarter ending December 31, 1997 compared to the quarter ended September 30, 1997 due to the normal seasonal decrease in demand.* Sales for the quarter ending March 31, 1998 are expected to approximate the level achieved during the quarter ended September 30, 1997.* Historically (but not in 1997) wholesale catfish prices increase during the March quarter.* Due to the unusually cool spring weather which resulted in a lackluster feeding season in 1997, optimal production and sales levels of 2,200,000 pounds of fish per quarter are not expected to be achieved until beginning in May 1998 when the feeding season resumes next year.* Typically, catfish grow to marketable size during the warmer weather months from the middle of March through the middle of October.*

     COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $1,091,010, an increase of $197,494 or 22.1% compared to the quarter ended September 30, 1996, while net sales increased 54.4%. Margin from fish sales was 15.7% during the three month period ended September 30, 1997 as compared to negative 6.7% in the same period in 1996. In the prior year, certain ponds were emptied for refurbishing and mortality adjustments of approximately $218,000 were recorded in Cost of Products Sold. Had these mortality adjustments not occurred, margin from fish sales would have been 19.3%. The higher margin from fish sales (without reserve and mortality adjustments) resulted from a lower average cost to produce fish in 1996. Cost of Products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. The cost of feed was lower during the period affecting the quarter ended September 30, 1996 than in 1997. Additionally, there was a 9% decline in average price in the quarter ended September 30, 1997 compared to the same period in 1996. Management believes that these reserve and mortality adjustments were unusual and of a nonrecurring nature but cannot predict with certainty due to risks beyond its control that such adjustments will not be necessary in the future.*

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during first three month period ended September 30, 1997 were $430,918 or $172,639 higher than in the three month period ended September 30, 1996. This increase was primarily due to 69.4% increase in volume of fish sold during the period as discussed above. Additionally, legal and accounting fees increased in 1997 compared to the same period in 1996 as the Company prepared to become a public company registered with the Securities and Exchange Commission.

     EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE. During the three month period ended September 30, 1996, the Company was required to record a net charge of $30,000 for its share of losses of Delta Pride's operations. In 1997, this charge totaled $272,000 and was fully charged to earnings as of June 30, 1997 and, therefor, did not affect the Statement of Operations for the quarter ended September 30, 1997. However, during the quarter ended September 30, 1997, the Company was required to pay to Delta Pride $114,826 of these losses. Additionally, in December 1997 and January 1998, the Company expects to be required to pay $76,551 to Delta Pride.*

     INTEREST EXPENSE. Interest expense decreased $30,136 or 24% to $95,634 in the three month period ended September 30, 1997 compared to the same period in 1996. Debt levels were lower during the 1997 period compared to 1996 due to conversion of $934,014 in debt to preferred stock during the quarter ended September 30, 1997. Interest rates were slightly lower due to variable rate adjustments on ceratin debt effective January 1, 1997. Management anticipates slightly higher levels of debt and interest expense during the next four quarters due to funding certain capital expenditures.*

     SEASONALITY OF OPERATING RESULTS. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, this has not occurred in 1997 as prices fell in the early part of 1997 and have not recovered. Accordingly, quarterly operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had a current ratio of 3.1 to 1, as opposed to 3.4 to 1 at June 30, 1997. Current assets exceeded current liabilities by $4,469,831 in September 1997 compared to $4,289,944 in June 1997. Cash and cash equivalents decreased during the three month period ended September 30, 1997 by $145,136.

     Cash and cash equivalents were used primarily to fund operating losses and grow live fish inventories. Life fish inventories increased by $402,563 during the three month period ended September 30, 1997. The quarter ending September 30 is normally the period during which the fish consume the greatest amount of feed in the year. Feed costs are added to inventory when purchased. The increase in live fish inventory was about as expected by the Company.

     During the three month period ended September 30, 1997, the Company purchased approximately $272,000 in property and equipment. In August 1997, the Company moved its administrative offices in Mississippi to one of its farms from an office facility it had previously shared with another catfish farming operation. This move required the purchase and installation of double wide mobile trailer homes on the Company's farm land in Sunflower, Mississippi. The total cost of this move was approximately $150,000, including the trailers, utility hook-ups, well construction, and ground preparation. For the fiscal year ending June 30, 1998, the Company's budget for capital expenditures is $1,350,000. To increase production capacity, certain major pond reworking programs are scheduled to be completed at a cost of approximately $750,000. Management believes that in order to maintain productive catfish farming operations over the long-term, 10 percent of ponds need to be reworked each year and that capital will be required to maintain high levels of production. The remaining $600,000 in property and equipment purchases planned during the next year include additional aeration equipment to provide double aeration to the refurbished ponds and vehicles and tractors to replace older equipment.

     During the three month period ended September 30, 1997, the Company realized net proceeds from the sale of preferred stock and additional long-term borrowings of $691,800 and $99,748, respectively. Short-term notes payable increased approximately $766,000 as the Company's feed credit lines increased by $353,000 and an additional short-term note of $250,000 was made by the Company's bank in Mississippi. This short-term note is due in full in March 1998 with all accrued interest thereon at prime rate plus 165 basis points. The short-term note is secured by certain catfish farm real property. Additionally, officers and directors of the Company advanced $163,000 in short-term loans to the Company. These short-term officer and director advances were repaid in full in October 1997 with the proceeds from the Company's Preferred Stock Rights Offering. These funds were used to fund the Company's operations and to increase its inventory as discussed above. Additionally, principal payments totaling $140,607 were made to reduce long-term debt and preferred stock dividends of $41,296 were paid during the three months ended September 30, 1997.

     The Company intends to fund its operations primarily through fish sales, working capital, $925,000 in feed credit lines, the proceeds of sales from the Company's stock rights offering, and additional credit lines. On April 16, 1997, a $750,000 credit line was established with a bank in Mississippi as a revolving line of credit for catfish feed purchases. Borrowings are secured by shares of the Company's cooperative processing stock and all accounts receivable and live fish inventories on and related to seven of the Company's eight farms. Interest is paid monthly and principal is paid with 50 percent of all collections of accounts receivable from sales of the seven farms. Interest accrues at the prime rate plus 165 basis points and the commitment expires March 8, 1998 with no prepayment penalty. During the quarter ending December 31, 1997, the Company intends to attempt to obtain an additional credit facility of up to $3,000,000. The Company anticipates its cash needs during the year ending June 30, 1998 will exceed its current borrowing capacity. It is anticipated any new credit facility obtained will replace the revolving line of credit mentioned above. This new credit facility, if obtained, will give the Company added flexibility to access funds for general corporate purposes in addition to catfish feed purchases.

     Moreover, the Company may require additional capital for growth through acquisition, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

     PART II.          OTHER INFORMATION



     Item 1.          Legal Proceedings

                      None

     Item 2.          Changes in Securities

                      During the quarter ended September 30, 1997, the Company commenced an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $934,014 of notes were exchanged for 121,422 shares of preferred stock.

                      Also during the quarter, the Company realized net proceeds of $691,800 from the sale of 94,394 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

     Item 3.          Defaults Upon Senior Securities

                      None

     Item 4.          Submission of Matters to a Vote of Security Holders

                      None

     Item 5.          Other Information

                      None

     Item 6.          Exhibits and Reports on Form 8-K

                      Exhibits:

                      27 Financial Data Schedule

                      Reports on Form 8-K:         None

                                   Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AquaPro Corporation
                                         (Registrant)

     Dated:    November 14, 1997                     By: /s/ Eric P. Braschwitz
               -----------------                        -----------------------
                                                        Chief Financial Officer