Form 10QSB
period 1997-12-31
AQUAPRO CORP
filed 1998-02-17
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1997

                                       or

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
          For the transition period from             to
                                         -----------    --------------

                         Commission file number 0-29258

                               AQUAPRO CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Tennessee                                     62-1598919
           ---------                                     ----------
 (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                    Identification number)

                  4307 Central Pike, Hermitage, Tennessee 37076
-------------------------------------------------------------------------------
             (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code:             (615) 889-0804

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]       No [    ]

As of February 10, 1998, Registrant had outstanding 2,674,847 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ X ]

                                      INDEX



PART I.   FINANCIAL INFORMATION
     Item 1.  Financial Statements                                               Page No.

              Condensed Consolidated Balance Sheets at December 31, 1997
              (Unaudited) and June 30, 1997 ....................................        3

              Condensed Consolidated Statements of Operations for the Three
              and Six Months Ended December 31, 1997 and 1996 (Unaudited) ......        5

              Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended December 31, 1997 and 1996 (Unaudited) ..............        7

              Notes to Unaudited Condensed Consolidated Financial Statements ...        8

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................        9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ................................................       14

     Item 2.  Changes in Securities ............................................       14

     Item 3.  Defaults Upon Senior Securities ..................................       14

     Item 4.  Submission of Matters to a Vote of Security Holders...............       14

     Item 5.  Other Information ................................................       14

     Item 6.  Exhibits and Reports on Form 8-K .................................       14




                                                                                        2

                          PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

                               AquaPro Corporation
                      Condensed Consolidated Balance Sheets


                                                    December 31,      June 30,
                                                        1997           1997
                                                    -----------    -----------
                                                    (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                          $   362,668    $   202,894
 Trade accounts receivable                              231,548        108,009
 Receivables from affiliates                             27,998         27,998
 Live fish inventories                                5,927,400      5,740,124
 Prepaid expenses                                        58,402         10,516
                                                    -----------    -----------
Total current assets                                  6,608,016      6,089,541
Property, buildings and equipment, net                5,774,446      5,639,753
Investments in cooperatives                           1,028,619        883,518
Delivery rights and other intangible assets, net         91,744        104,161
                                                    -----------    -----------
Total assets                                        $13,502,825    $12,716,973
                                                    ===========    ===========

                                                            December 31,    June 30,
                                                                1997          1997
                                                            ------------  -----------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                            $ 1,002,202   $   689,462
   Accounts payable                                             108,782       523,255
   Accrued salaries                                             229,994       239,994
   Accrued interest and other                                    39,248        74,628
   Current maturities of long-term debt                         340,965       272,258
                                                            -----------   -----------
Total current liabilities                                     1,721,191     1,799,597

Long-term debt, less current maturities                       3,024,563     4,102,980

Stockholders' equity:
   Series A Preferred Stock, no par value
   - authorized 1,900,000 shares,
   cumulative, convertible, issued and
   outstanding 590,623 at December 31, 1997 and 235,507
   at June 30, 1997                                           4,584,708     1,837,408
   Preferred stock, par value to be determined by the
   Board of Directors - authorized 100,000 shares, none
   issued                                                            --           --
   Common stock, no par value - authorized 100,000,000
   shares, issued and outstanding 2,674,847 at December
   31, 1997 and 2,670,667 shares at June 30, 1997            10,604,534    10,588,311
   Unearned compensation                                        (65,624)     (126,563)
   Retained earnings (deficit)                               (6,366,547)   (5,484,760)
                                                            -----------   ----------
Total stockholders' equity                                    8,757,071     6,814,396
                                                            -----------   ----------
Total liabilities and stockholders' equity                  $13,502,825   $12,716,973
                                                            ===========   ===========




See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months ended
                                                             December 31

                                                         1997            1996
                                                     -----------     -----------
Revenues:
Net sales                                            $   962,345     $ 1,178,073
Management fees from affiliates                               --           4,500
                                                     -----------     -----------
                                                         962,345       1,182,573

Cost of products sold                                    857,462       1,017,979
Selling, general and administrative                      449,259         426,237
                                                     -----------     -----------
Operating loss                                          (344,376)       (261,643)

Other (income) expense:
   Equity in losses on investment in cooperatives         27,112              --
   Interest expense                                      116,553         200,034
   Other, net                                            (47,079)        (63,078)
                                                     -----------     -----------
                                                          96,586         136,956
                                                     -----------     -----------
Net loss                                             $  (440,962)    $  (398,599)
                                                     ===========     ===========
Basic net loss per share                             $     (0.21)    $     (0.15)
                                                     ===========     ===========
Weighted average common shares outstanding             2,671,712       2,636,831
                                                     ===========     ===========



See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                            Six Months ended
                                                               December 31

                                                          1997            1996
                                                     -----------     -----------
Revenues:
Net sales                                            $ 2,255,788     $ 2,015,564
Management fees from affiliates                            1,500           9,000
                                                     -----------     -----------
                                                       2,257,288       2,024,564

Cost of products sold                                  1,948,472       1,911,495
Selling, general and administrative                      880,177         684,516
                                                     -----------     -----------
Operating loss                                          (571,361)       (571,447)

Other (income) expense:
   Equity in losses on investment in cooperatives         27,112          30,000
   Interest expense                                      212,187         325,804
   Other, net                                            (91,477)       (100,964)
                                                     -----------     -----------
                                                         147,822         254,840
                                                     -----------     -----------
Net loss                                             $  (719,183)    $  (826,287)
                                                     ===========     ===========
Basic net loss per share                             $     (0.33)    $     (0.32)
                                                     ===========     ===========
Weighted average common shares outstanding             2,671,264       2,614,699
                                                     ===========     ===========



See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                Six months ended
                                                                  December 31

                                                              1997             1996
                                                          -----------     -----------

Net cash used in operating activities                     $(1,130,379)    $  (960,536)

Cash flows from investing activities:
Purchases of property and equipment                          (452,472)       (153,055)
Purchases of cooperative stock and related payments          (145,101)        (62,000)
                                                          -----------     -----------
Net cash used in investing activities                        (597,573)       (215,055)

Cash flows from financing activities:
Net increase in notes payable                                 312,740         185,270
Principal payments on long-term borrowings                   (174,912)       (370,576)
Proceeds from long-term borrowings                            149,216         148,874
Proceeds from issuance of preferred stock                   1,763,286         748,169
Payments of preferred stock dividends                        (162,604)         (5,225)
                                                          -----------     -----------
Net cash provided by financing activities                   1,887,726         706,512
                                                          -----------     -----------
Net increase (decrease) in cash and cash equivalents          159,774        (469,079)
Cash and cash equivalents at beginning of period              202,894       1,228,136
                                                          -----------     -----------
Cash and cash equivalents at end of period                $   362,668     $   759,057
                                                          ===========     ===========


Non-cash financing activities:
Conversion of long-term debt to Series A Preferred
Stock                                                     $   984,014     $     --
                                                          ===========     ===========


See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1997

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

2.     Long-Term Debt and Stockholders' Equity

       During the six months ended December 31, 1997, the Company commenced and completed an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $984,014 of notes were exchanged for 127,922 shares of Series A Preferred Stock.

       Also during the six months ended December 31, 1997, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

2.     Basic and Diluted Net Loss per Common Share

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

       Basic net loss per common share is computed by dividing net loss applicable to common stock (net loss less dividend requirements for Series A Preferred Stock of $121,310 and $162,604 in the three and six month periods ended December 31, 1997, respectively, and $5,225 in the three and six month periods ended December 31, 1996) by the weighted average number of common shares outstanding (2,671,712 and 2,671,264 shares in the three and six month periods ended December 31, 1997, respectively, and 2,636,831 and 2,614,699 shares in the three and six month periods ended December 31, 1996, respectively). Diluted loss per common share has not been presented due to the antidilutive effects of outstanding stock options and warrants.





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


       RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

       REVENUE. Net sales during the three month period ended December 31, 1997 totaled $962,345 compared to $1,178,073 for the same period in 1996. This represents a decline of $215,728 or 18.3%. Volume decreased 211,000 pounds to 1,349,000 pounds of fish sold compared to 1,560,000 pounds sold during the three month period ended December 31, 1996. Accordingly, volume represented a 13.5% decline during the three months ended December 31, 1997 compared to the same period in 1996. The remainder of the decline was due to a price decrease of approximately 5 cents a pound to 71 cents realized in 1997 compared to 1996 when the average price of fish sold was 76 cents. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. However, in February 1998, prices began to rise and, currently, approximate 74 to 75 cents per pound.

       Management expects to substantially increase sales beginning in the March 1998 quarter due to the normal seasonal increase in demand during Lent.* Total sales for the March 1998 quarter should exceed the sales in the March 1997 quarter due to overall increased stocking and feeding levels during 1997 compared to 1996.*

       COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $857,462, a decrease of $160,517 or 15.8% compared to the same three month period of 1996, while net sales decreased 18.3%. Margin from fish sales was 10.9% during the three month period ended December 31, 1997 as compared to 13.6% in the same period in 1996. Cost of Products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. The cost of feed was lower during the period affecting the quarter ended December 31, 1996 than the quarter ended December 31, 1997. Additionally, there was a 7% decline in average price in the quarter ended December 31, 1997 compared to the same period in 1996.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the three month period ended December 31, 1997 were $449,259 or $23,022 higher than in the three month period ended December 31, 1996. Legal and accounting fees increased in 1997 compared to the same period in 1996 as the Company prepared to become a public company registered with the Securities and Exchange Commission.

       DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE). During the three month period ended December 31, 1997, the Company recorded a net charge of $27,112 for its share of estimated losses of Delta Pride's operations. During the same period in 1996, there was no such adjustment. In January 1998, the Company made its final assessment payment to Delta Pride covering the year ended June 30, 1997. Such payments totaling $191,377 were made at various times from July 1997 through the final payment in January 1998.

       INTEREST EXPENSE. Interest expense decreased $83,481 or 41.7% to $116,553 in the three month period ended December 31, 1997 compared to the same period in 1996. Debt levels were lower during the 1997 period compared to 1996 due to the conversion of $984,014 in debt to preferred stock during the quarter ended September 31, 1997. Also, interest rates were lower due to variable rate adjustments on certain debt effective January 1, 1997. Management anticipates slightly higher levels of debt and interest expense during the next four quarters due to funding certain capital expenditures.*

       SEASONALITY OF OPERATING RESULTS. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, this did not occur in 1997 as prices fell in the early part of 1997 and have not fully recovered. Accordingly, interim operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

       RESULTS OF OPERATIONS SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996

       REVENUE. Net sales during the six month period ended December 31, 1997 totaled $2,255,788 compared to $2,015,564 for the same period in 1996. This represents an increase of $240,224 or 11.9%. Volume increased 524,000 pounds to 3,130,000 pounds of fish sold compared to 2,606,000 pounds sold during the six month period ended December 31, 1996. Accordingly, volume represented a 20.1% increase during the six months ended December 31, 1997 compared to the same period in 1996. This volume increase was partially offset by a price decrease of approximately 5 cents a pound to 72 cents realized in 1997 compared to 1996 when the average price of fish sold was 77 cents. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. However, in February 1998, prices began to rise and, currently, approximate 74 to 75 cents per pound.

       COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $1,948,472 an increase of $36,977 or 1.9% compared to the same six month period of 1996, while net sales increased 11.9%. Margin from fish sales was 13.6% during the six month period ended December 31, 1997 as compared to 5.2% in the same period in 1996. In the prior year, certain ponds were emptied for refurbishing and mortality adjustments of approximately $218,000 were recorded in Cost of Products Sold. Had these mortality adjustments not occurred, margin from fish sales would have been 16%. The higher margin from fish sales (without reserve and mortality adjustments) resulted from a lower average cost to produce fish in 1996. Cost of Products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. The cost of feed was lower during the period affecting the six months ended December 31, 1996 than the six months ended December 31, 1997. Additionally, there was a 6% decline in average price in the six months ended December 31, 1997 compared to the same period in 1996.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the six month period ended December 31, 1997 were $880,177 or $195,661 higher than in the six month period ended December 31, 1996. This increase was primarily due to a 20.1% increase in volume of fish sold during the period as discussed above. Additionally, legal and accounting fees increased in 1997 compared to the same period in 1996 as the Company prepared to become a public company registered with the Securities and Exchange Commission.

       DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE). During the six month period ended December 31, 1997, the Company recorded a net charge of $27,112 for its share of estimated losses of Delta Pride's operations. During the same period in 1996, the charge was estimated at $30,000. In January 1998, the Company made its final assessment payment to Delta Pride covering the year ended June 30, 1997. Such payments totaling $191,377 were made at various times from July 1997 through the final payment in January 1998.

       INTEREST EXPENSE. Interest expense decreased $113,617 or 34.9% to $212,187 in the six month period ended December 31, 1997 compared to the same period in 1996. Debt levels were lower during the 1997 period compared to 1996 due to the conversion of $984,014 in debt to preferred stock during the quarter ended September 31, 1997. Also, interest rates were lower due to variable rate adjustments on certain debt effective January 1, 1997. Management anticipates slightly higher levels of debt and interest expense during the next four quarters due to funding certain capital expenditures.*

       SEASONALITY OF OPERATING RESULTS. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, this did not occur in 1997 as prices fell in the early part of 1997 and have not fully recovered. Accordingly, interim operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

       LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1997, the Company had a current ratio of 3.8 to 1, as opposed to 3.4 to 1 at June 30, 1997. Current assets exceeded current liabilities by $4,886,825 in December 1997 compared to $4,289,944 in June 1997. Cash and cash equivalents increased during the six month period ended December 31, 1997 by $159,774.

       Cash and cash equivalents were used primarily to fund operating losses and grow live fish inventories. Life fish inventories increased by approximately $187,000 during the six month period ended December 31, 1997. During the summer months and through the end of October, fish consume the greatest amount of feed in the year. Feed costs are added to inventory when purchased. The increase in inventory during the six months ended December 31, 1997 was about as expected by the Company.

       During the six month period ended December 31, 1997, the Company purchased approximately $452,000 in property and equipment. In August 1997, the Company moved its administrative offices in Mississippi to one of its farms from an office facility it had previously shared with another catfish farming operation. This move required the purchase and installation of double wide mobile trailer homes on the Company's farm land in Sunflower, Mississippi. The total cost of this move was approximately $150,000, including the trailers, utility hook-ups, well construction, and ground preparation. For the fiscal year ending June 30, 1998, the Company's capital budget was $1,350,000. To increase production capacity, certain major pond reworking programs were scheduled to be completed at a cost of $750,000. Additionally, equipment purchases to provide double aeration equipment to the refurbished ponds and to replace older vehicles and tractors were planned to total approximately $600,000. To conserve cash, the Company has substantially reduced its capital budget and now expects total capital expenditures to approximate $750,000 for the year ending June 30, 1998.*

       During the six month period ended December 31, 1997, the Company realized net proceeds from the sale of preferred stock and additional long-term borrowings of $1,763,286 and $149,216, respectively. Short-term notes payable increased approximately $313,000 as the Company's feed credit lines increased by $63,000 and an additional short-term note of $250,000 was made by the Company's bank in Mississippi. This short-term note is due in full in March 1998 with all accrued interest thereon at prime rate plus 165 basis points. The short-term note is secured by certain catfish farm real property. The Company expects to pay this note off on the due date. Additionally, in July 1997, officers and directors of the Company advanced $163,000 in short-term loans to the Company. These short-term officer and director advances were repaid in full in October 1997 with the proceeds from the Company's Preferred Stock Rights Offering. These funds were used to fund the Company's operations and to increase its inventory as discussed above. Additionally, principal payments totaling $174,912 were made to reduce long-term debt and preferred stock dividends of $162,604 were paid during the six months ended December 31, 1997.

       The Company intends to fund its operations primarily through fish sales, working capital, its feed credit line, and additional credit lines. On April 16, 1997, a $750,000 credit line was established with a bank in Mississippi as a revolving line of credit for catfish feed purchases. Borrowings are secured by shares of the Company's cooperative processing stock and all accounts receivable and live fish inventories on and related to seven of the Company's eight farms. Interest is paid monthly and principal is paid with 50 percent of all collections of accounts receivable from sales of the seven farms. Interest accrues at the prime rate plus 165 basis points and the commitment expires March 8, 1998 with no prepayment penalty. At December 31, 1997, the outstanding balance on this feed line was $463,992. The Company expects that this feed line will be paid off with proceeds from fish sales prior to the end of February and has been negotiating with this bank and other potential lenders to obtain a new credit facility of up to $2,500,000. However, as of February 13, 1998, the bank has not yet agreed to renew the commitment or extend additional credit to the Company. The Company anticipates its cash needs during the six months ending June 30, 1998 will exceed its current borrowing capacity. It is anticipated any new credit facility will replace the feed line of credit mentioned above. The new credit facility, if obtained, will give the Company added flexibility to access funds for general corporate purposes in addition to catfish feed purchases.

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

PART II.       OTHER INFORMATION



Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities

               During the six months ended December 31, 1997, the Company commenced and completed an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $984,014 of notes were exchanged for 127,922 shares of preferred stock.

               Also during the six months ended December 31, 1997, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               Exhibits:  27 Financial Data Schedule (SEC use only)

               Reports on Form 8-K:               None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AquaPro Corporation
                                       (Registrant)

Dated:      February 13, 1998                  By: /s/ Eric P. Braschwitz
            -----------------                      -----------------------
                                               Chief Financial Officer
                                               and Secretary