Form 10QSB
period 1998-03-31
AQUAPRO CORP
filed 1998-05-15
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
          For the transition period from ___________ to ______________

                         Commission file number 0-29258

                               AQUAPRO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Tennessee                                             62-1598919
         ---------                                             ----------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification number)

                 4307 Central Pike, Hermitage, Tennessee 37076
--------------------------------------------------------------------------------
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

Yes  [X]       No  [ ]
    -----         -----

As of May 11, 1998, Registrant had outstanding 2,671,847 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one): Yes  [ ]    No  [X]
                                                                -----      -----

                                      INDEX




PART I.      FINANCIAL INFORMATION
                                                                                           Page No.
                                                                                           --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1998 (Unaudited)
                    and June 30, 1997............................................................3

                  Condensed Consolidated Statements of Operations for the Three
                    and Nine Months Ended March 31, 1998 and 1997
                    (Unaudited)..................................................................5

                  Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 31, 1998 and 1997 (Unaudited).............................7

                  Notes to Unaudited Condensed Consolidated Financial Statements.................8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................9


PART II.     OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................................15

     Item 2.      Changes in Securities.........................................................15

     Item 3.      Defaults Upon Senior Securities...............................................15

     Item 4.      Submission of Matters to a Vote of Security Holders...........................15

     Item 5.      Other Information.............................................................15

     Item 6.      Exhibits and Reports on Form 8-K..............................................15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              AquaPro Corporation
                     Condensed Consolidated Balance Sheets


                                                                              March 31,         June 30,
                                                                                1998             1997
                                                                             ---------------------------
                                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                 $   458,177     $   202,894
   Trade accounts receivable                                                     357,222         108,009
   Receivables from affiliates                                                    27,998          27,998
   Live fish inventories                                                       4,653,402       5,740,124
   Prepaid expenses                                                               45,213          10,516
                                                                             ---------------------------
Total current assets                                                           5,542,012       6,089,541
Property, buildings and equipment, net                                         5,668,389       5,639,753
Investments in cooperatives                                                      998,894         883,518
Delivery rights and other intangible assets, net                                  80,381         104,161
                                                                             ---------------------------
Total assets                                                                 $12,289,676     $12,716,973
                                                                             ===========================

                                                                              March 31,         June 30,
                                                                                1998             1997
                                                                             ---------------------------
                                                                             (Unaudited)
Liabilities and stockholders' equity
 Current liabilities:
   Notes payable                                                             $    97,615     $   689,462
   Accounts payable                                                              147,663         523,255
   Accrued salaries                                                              114,997         239,994
   Accrued interest and other                                                     38,094          74,628
   Accrued preferred dividends                                                   102,527              --
   Current maturities of long-term debt                                          382,860         272,258
                                                                             ---------------------------
Total current liabilities                                                        883,756       1,799,597
Long-term debt, less current maturities                                        3,110,588       4,102,980
Stockholders' equity:
   Series A Preferred Stock, no par value - authorized 900,000 shares, cumulative, convertible, issued and outstanding 585,869 at March 31,
   1998 and 235,507 at June 30, 1997                                           4,584,708       1,837,408
   Preferred stock, par value to be determined by the
   Board of Directors - authorized 100,000 shares, none
   issued                                                                             --              --
   Common stock, no par value - authorized 100,000,000
   shares, issued and outstanding 2,671,847 at March 31,
   1998 and 2,670,667 shares at June 30, 1997                                 10,585,784      10,588,311
   Unearned compensation                                                         (57,188)       (126,563)
   Retained earnings (deficit)                                                (6,817,972)     (5,484,760)
                                                                             ---------------------------
Total stockholders' equity                                                     8,295,332       6,814,396
                                                                             ---------------------------
Total liabilities and stockholders' equity                                   $12,289,676     $12,716,973
                                                                             ===========================


See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months ended
                                                                March 31
                                                          1998             1997
                                                      ----------------------------
Revenues:
Net sales                                             $ 1,913,200      $   492,165
Management fees from affiliates                                --            4,500
                                                      ----------------------------
                                                        1,913,200          496,665

Cost of products sold                                   1,636,528          630,401
Selling, general and administrative                       474,369          433,512
                                                      ----------------------------
Operating loss                                           (197,697)        (567,248)

Other (income) expense:
   Equity in losses on investment in cooperatives          68,000          136,000
   Interest expense                                       126,075          129,941
   Other, net                                             (47,079)         (31,421)
                                                      ----------------------------
                                                          146,996          234,520
                                                      ----------------------------
Net loss                                              $  (344,693)     $  (801,768)
                                                      ============================
Basic net loss per share                              $     (0.17)     $     (0.31)
                                                      ============================
Weighted average common shares outstanding              2,674,097        2,652,538
                                                      ============================



See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                           Nine Months ended
                                                                March 31
                                                          1998             1997
                                                      ----------------------------
Revenues:
Net sales                                             $ 4,168,988      $ 2,507,729
Management fees from affiliates                                             13,500
                                                      ----------------------------
                                                        4,168,988        2,521,229

Cost of products sold                                   3,585,000        2,541,896
Selling, general and administrative                     1,341,449        1,118,028
                                                      ----------------------------
Operating loss                                           (757,461)      (1,138,695)

Other (income) expense:
   Equity in losses on investment in cooperatives          95,257          166,000
   Interest expense                                       338,262          455,745
   Other, net                                            (127,104)        (132,385)
                                                      ----------------------------
                                                          306,415          489,360
                                                      ----------------------------
Net loss                                              $(1,063,876)     $(1,628,055)
                                                      ============================
Basic net loss per share                              $     (0.50)     $     (0.63)
                                                      ============================
Weighted average common shares outstanding              2,672,039        2,629,835
                                                      ============================



See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                           Nine Months ended
                                                                March 31
                                                          1998             1997
                                                      ----------------------------
Net cash used in operating activities                 $  (112,497)     $(1,314,284)

Cash flows from investing activities:
Purchases of property and equipment                      (547,694)        (328,116)
Purchases of cooperative stock and related payments      (191,376)         (62,000)
                                                      ----------------------------
Net cash used in investing activities                    (739,070)        (390,116)

Cash flows from financing activities:
Net increase (decrease) in notes payable                 (401,473)        (291,426)
Principal payments on long-term borrowings               (258,853)        (445,430)
Proceeds from long-term borrowings                        170,700          381,978
Proceeds from issuance of preferred stock               1,763,286        1,560,924
Payments of preferred stock dividends                    (166,810)         (31,605)
                                                      ----------------------------
Net cash provided by financing activities               1,106,850        1,174,441
                                                      ----------------------------
Net increase (decrease) in cash and cash equivalents      255,283         (529,959)
Cash and cash equivalents at beginning of period          202,894        1,228,136
                                                      ----------------------------
Cash and cash equivalents at end of period            $   458,177      $   698,177
                                                      ============================

Non-cash financing activities:
Conversion of long-term debt to Series A Preferred
  Stock                                               $   984,014      $        --
                                                      ============================
Conversion of long-term debt to Common Stock          $    39,661      $        --
                                                      ============================

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1998

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

2.   Long-Term Debt and Stockholders' Equity

     On May 29, 1998, all of the Company's outstanding Preferred Stock will convert to Common Stock. The conversion ratio will be the average closing price of the Company's Common Stock during its first 65 trading days (which commenced February 24, 1998). Based on trading as of May 14, 1998, the Company estimates that the exchange ratio will approximate 3.3 to 4 shares of Common Stock to be issued for each share of Preferred Stock, or 1,900,000 to 2,400,000 shares of Common Stock issued in exchange for 585,869 shares of Preferred Stock. Additionally, the Company will pay the Preferred Stock dividends for the period January 1, 1998 through May 28, 1998 with shares of Common Stock on June 1, 1998. The number of shares of Common Stock to be issued for this dividend will be computed using the same exchange ratio as the conversion of Preferred Stock to Common Stock discussed above.

     During the nine months ended March 31, 1998, the Company commenced and completed an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $984,014 of notes were exchanged for 127,922 shares of Series A Preferred Stock.

     Also during the nine months ended March 31, 1998, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

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

     Basic net loss per common share is computed by dividing net loss applicable to common stock (net loss less dividend requirements for Series A Preferred Stock of $106,731 and $269,337 in the three and nine month periods ended March 31, 1998, respectively, and $26,380 and $31,605 in the three and nine month periods ended March 31, 1997) by the weighted average number of common shares outstanding (2,674,097 and 2,672,039 shares in the three and nine month periods ended March 31, 1998, respectively, and 2,652,538 and 2,629,835 shares in the three and nine month periods ended March 31, 1997, respectively). Diluted loss per common share has not been presented due to the antidilutive effects of outstanding stock options and warrants.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual resullts could differ materially from those projected in the forward-looking statements as a result of certain factors including those set forth in this Item 2 and elsewhere in, or incorporated by reference into, this report. The Registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.


     RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUE. Net sales during the three month period ended March 31, 1998 totaled $1,913,200 compared to $492,165 for the same period in 1997. This represents an increase of $1,421,035 or 288.7%. Volume increased 2,014,000 pounds to 2,686,000 pounds of catfish sold, a record quarterly high for the Company, compared to 672,000 pounds sold during the three month period ended March 31, 1997. Accordingly, volume represented a 299.7% increase during the three months ended March 31, 1998 compared to the same period in 1997. Volume increased due to increased stocking and feeding levels attained in calendar 1997 compared to calendar 1996.

     Sales volume is greatly affected by stocking and feeding levels in the 12 to 18 month grow out period required for fish to mature to market size. This increase in volume was partially offset by a price decrease of approximately 2 cents a pound to 71 cents realized in 1998 compared to 1997 when the average price of fish sold was 73 cents. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. The trend of these lower prices continued until late in February 1998 when prices rose to 74 to 75 cents per pound. In May 1998, prices have risen to 78 to 80 cents per pound. However, the Company cannot predict the future trend of fish prices.*

     Management expects sales volume in the next two quarters to be lower than the record volume attained in the quarter ended March 31, 1998.*

     COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $1,636,528, an increase of $1,006,127 or 159.6% compared to the same three month period of 1997, while net sales increased 288.7%. Margin from fish sales was 14.5% during the three month period ended March 31, 1998 as compared to a negative margin of 28% in the same period in 1997. During the quarter ended March 31, 1997, the Company recorded $244,000 of additional reserves for mortality. These reserves were deemed necessary as spring weather approached and inventory was physically observed, indicating that winter kill of catfish was higher than previously estimated. Had this reserve not been required, margin from fish sales would have been 21.5% for the quarter ended March 31, 1997. As of the beginning of May 1998, management is not aware of any significant mortality or winter kill affecting inventory for the quarter ended March 31, 1998.

     Cost of Products Sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. Feed is a significant component of the cost of growing catfish. The cost of feed was higher during the period affecting the quarter ended March 31, 1998 than the quarter ended March 31, 1997. Additionally, there was a 3% decline in average price in the quarter ended March 31, 1998 compared to the same period in 1997.

     The Company has contracted to purchase approximately 90 percent of its budgeted feed consumption for calendar year 1998 at an average price of $239 per ton. Accordingly, the Company believes its feed costs will decline approximately five percent in calendar year 1998 which should benefit margins in calendar year 1999.*

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the three month period ended March 31, 1998 were $474,369 or $40,857 higher than in the three month period ended March 31, 1997. This increase was primarily due to the increase in selling expenses related to the increase in sales volume discussed above.

     DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE). During the three month period ended March 31, 1998, the Company recorded a net charge of $68,000 for its share of estimated losses of Delta Pride's operations. During the same period in 1997, the charge for Delta Pride's operating losses was $136,000. In January 1998, the Company made its final assessment payment to Delta Pride covering the year ended June 30, 1997. Such payments totaled $191,376 and were made at various times from July 1997 through the final payment in January 1998.

     INTEREST EXPENSE. Interest expense decreased $3,866 or 3% to $126,075 in the three month period ended March 31, 1998 compared to the same period in 1997. Long-term debt levels were lower during the 1998 period compared to 1997 due to the conversion of $984,014 in debt to preferred stock during the quarter ended September 30, 1997. The effect of these lower debt levels was partially offset by slightly higher interest rates due to variable rate adjustments on certain debt effective January 1, 1998. Additionally, the average outstanding balances on short-term feed lines of credit were higher in the quarter ended March 31, 1998 than in the same period in the prior year. Management anticipates slightly higher levels of debt and interest expense during the next four quarters due to funding certain capital expenditures and increased levels of short-term borrowings during the summer feeding season.*

     SEASONALITY OF OPERATING RESULTS. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, this did not occur in 1997 as prices fell in the early part of 1997 and did not recover until late February 1998. Accordingly, interim operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

     RESULTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

     REVENUE. Net sales during the nine month period ended March 31, 1998 totaled $4,168,988 compared to $2,507,729 for the same period in fiscal year 1997. This represents an increase of $1,661,259 or 66.2%. Volume increased 2,538,000 pounds to 5,816,000 pounds of fish sold, a record nine month high for the Company, compared to 3,278,000 pounds sold during the nine month period ended March 31, 1997. Accordingly, volume represented a 77.4% increase during the nine months ended March 31, 1998 compared to the same period in fiscal year 1997. Volume increased due to increased stocking and feeding levels attained in calendar 1997 compared to calendar 1996. Sales volume is greatly affected by stocking and feeding levels in the 12 to 18 month grow out period required for fish to mature to market size. This increase in volume was partially offset by a price decrease of approximately 5 cents a pound to 72 cents realized in 1998 compared to 1997 when the average price of fish sold was 77 cents. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. The trend of these lower prices continued until late in February 1998 when prices rose to 74 to 75 cents per pound. In May 1998, prices have risen to 78 to 80 cents per pound. However, the Company cannot predict the future trend of fish prices.*

     COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $3,585,000 an increase of $1,043,104 or 41% compared to the same nine month period of fiscal year 1997, while net sales increased 66.2%. Margin from fish sales was 14% during the nine month period ended March 31, 1998 as compared to a negative margin of 1.4% in the same period in fiscal year 1997. During the nine month period ended March 31, 1997, the Company recorded $462,000 of additional reserves for mortality. Certain ponds were emptied for refurbishing and mortality adjustments of $218,000 were recorded in Cost of Products Sold. Additionally, as spring weather approached and inventory was physically observed,evidence indicated that winter kill of catfish was $244,000 higher than previously estimated. Had these reserves not been required, margin from fish sales would have been 17.1% for the nine month period ended March 31, 1997. As of the beginning of May 1998, management is not aware of any significant mortality or winter kill affecting inventory for the nine month period ended March 31, 1998.

     Cost of Products Sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. Feed is a significant component of the cost of growing catfish. The cost of feed was higher during the period affecting the nine months ended March 31, 1998 than the nine months ended March 31, 1997. Additionally, there was a 6.5% decline in average price in the nine month period ended March 31, 1998 compared to the same period in fiscal year 1997.

     The Company has contracted to purchase approximately 90 percent of its budgeted feed consumption for calendar year 1998 at an average price of $239 per ton. Accordingly, the Company believes its feed costs will decline approximately five percent in calendar year 1998 which should benefit margins in calendar year 1999.*

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the nine month period ended March 31, 1998 were $1,341,449 or $223,421 higher than in the nine month period ended March 31, 1997. This increase was primarily due to a 77.4% increase in volume of fish sold during the period as discussed above.

     DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE). During the nine month period ended March 31, 1998, the Company recorded a net charge of $95,257 for its share of estimated losses of Delta Pride's operations. During the same period in 1997, the charge was estimated at $166,000. In January 1998, the Company made its final assessment payment to Delta Pride covering the year ended June 30, 1997. Such payments totaled $191,376 and were made at various times from July 1997 through the final payment in January 1998.

     INTEREST EXPENSE. Interest expense decreased $117,483 or 25.8% to $338,262 in the nine month period ended March 31, 1998 compared to the same period in 1997. Debt levels were lower during the 1998 period compared to 1997 due to the conversion of $984,014 in debt to preferred stock during the quarter ended September 30, 1997. The effect of these lower debt levels was partially offset by slightly higher interest rates due to variable rate adjustments on certain debt effective January 1, 1998. Additionally, the average outstanding balances on short-term feed lines of credit were higher in the nine month period ended March 31, 1998 than in the same period in the prior year. Management anticipates slightly higher levels of debt and interest expense during the next four quarters due to funding certain capital expenditures and increased levels of short-term borrowings during the summer feeding season.*

     SEASONALITY OF OPERATING RESULTS. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. However, this did not occur in 1997 as prices fell in the early part of 1997 and did not recover until late February 1998. Accordingly, interim operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had a current ratio of 6.3 to 1, as opposed to 3.4 to 1 at June 30, 1997. Current assets exceeded current liabilities by $4,658,256 in March 1998 compared to $4,289,944 in June 1998. Cash and cash equivalents increased during the nine month period ended March 31, 1998 by $255,283.

     Cash and cash equivalents were used primarily to fund operating losses, grow live fish inventories, and reduce notes payable and long-term debt. Life fish inventories decreased by approximately $1,087,000 during the nine month period ended March 31, 1998 due to the increase in sales volume as discussed above. Management expects live fish inventories to increase during the next two quarters since catfish consume the greatest amount of feed during the summer months. Feed costs are added to inventory when purchased.

     During the nine month period ended March 31, 1998, the Company purchased approximately $548,000 in property and equipment. In August 1998, the Company moved its administrative offices in Mississippi to one of its farms from an office facility it had previously shared with another catfish farming operation. This move required the purchase and installation of double wide mobile trailer homes on the Company's farm land in Sunflower, Mississippi. The total cost of this move was approximately $150,000, including the trailers, utility hook-ups, well construction, and ground preparation. The remaining capital expenditures consisted primarily of pond rebuilding and related equipment. The Company expects total capital expenditures to approximate $900,000 for the year ending June 30, 1998.*

     During the nine month period ended March 31, 1998, the Company realized net proceeds from the sale of preferred stock and additional long-term borrowings of $1,763,286 and $170,700, respectively. Short-term notes payable decreased approximately $592,000 as the Company's feed credit lines were paid off in March 1998 and a short-term demand note to a former officer and director of the Company was reclassified to long-term debt. Additionally, principal payments totaling $258,853 were made to reduce long-term debt and preferred stock dividends of $166,810 were paid during the nine months ended March 31, 1998.

     The Company intends to fund its operations primarily through fish sales, working capital, and its new $1,000,000 in feed line of credit. On May 14, 1998, a $1,000,000 credit line was established with a bank in Mississippi as a revolving line of credit for catfish feed purchases. Borrowings are secured by two of the Company's catfish farming properties, shares of the Company's cooperative processing stock, and all accounts receivable and live fish inventories. Interest is paid monthly and principal is paid with approximately 50 percent of all collections of accounts receivable. Interest accrues at the prime rate plus 165 basis points and the commitment expires March 31, 1999 with no prepayment penalty.

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

     PART II. OTHER INFORMATION



     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               During the nine months ended March 31, 1998, the Company commenced and completed an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $984,014 of notes were exchanged for 127,922 shares of preferred stock.

               Also during the nine months ended March 31, 1998, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

     Item 3.   Defaults Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits:      10.11 Four Agreements with Delta Western
                                        (Indi-Bell)

                                  27    Financial Data Schedule (SEC use only)

               (b) Reports on Form 8-K: The Company filed a Current Report on
                   Form 8-K on January 26, 1998 regarding the resignation of an officer and director.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               AquaPro Corporation
                                               (Registrant)


 Dated:  May 14, 1998                          By: /s/ Eric P. Braschwitz
         ------------                              -----------------------------
                                                       Chief Financial Officer
                                                       and Secretary