Form 10KSB
period 1998-06-30
AQUAPRO CORP
filed 1998-09-28
CIK 1023367

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from

                         Commission File Number 0-29258
                                                -------

                               AQUAPRO CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              Tennessee                              62-1598919
   ------------------------------                  ---------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

           105 Bonnabrook Drive Suite 202, Hermitage, Tennessee 37076
           -----------------------------------------------------------
                 (Address of Principal executive offices)    (Zip Code)

         Issuer's telephone number (615) 889-0804
                                   --------------

         Securities registered under Section 12(b) of the Exchange Act:

             Title of each class       Name of each exchange on which registered
             -------------------       -----------------------------------------
                    None                                 None

         Securities registered under Section 12 (g) of the Exchange Act:

                           Common Stock, no par value
                  -------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $5,041,463
                                                                 ----------

         The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of September 8, 1998 was $4,518,226, based on the last sale price of $1.00 as reported by the NASD Over the Counter Bulletin Board.

         As of September 8, 1998, Registrant had outstanding 4,818,354 shares of common stock, its only class of common equity outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
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
         Item 1.           Description of Business.....................................................................-1-
         Item 2.           Description of Property....................................................................-17-
         Item 3.           Legal Proceedings..........................................................................-18-
         Item 4.           Submission of Matters to a Vote of Security Holders........................................-18-

PART II  .............................................................................................................-19-
         Item 5.           Market for Common Equity and Related Stockholder Matters...................................-19-
         Item 6.           Management's Discussion and Analysis or Plan of Operation..................................-21-
         Item 7.           Financial Statements.......................................................................-29-
         Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......-29-

PART III .............................................................................................................-30-
         Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act....................................................................................-30-
         Item 10. Executive Compensation..............................................................................-32-
         Item 11. Security Ownership of Certain Beneficial Owners and Management......................................-34-
         Item 12. Certain Relationships and Related Transactions......................................................-35-
         Item 13. Exhibits and Reports on Form 8-K....................................................................-37-
         LIST OF EXHIBITS.............................................................................................-38-
         FINANCIAL STATEMENTS.........................................................................................-40-

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         THE COMPANY. AquaPro Corporation ("Registrant," "AquaPro" or the "Company") was incorporated on March 20, 1995. The Company engages in the business of owning and managing catfish aquaculture farms ("Aquaculture") directly and through its two wholly-owned subsidiaries, American Fisheries Corporation, a Mississippi Corporation ("American") and Circle Creek Aquaculture, Inc., a Tennessee Corporation ("Circle Creek"). The Company currently owns 1,843 water acres of aquaculture ponds. All of the Company's catfish farming activities are conducted in the State of Mississippi and are conducted through Circle Creek and American.

         Mr. Hastings, the Company's Chairman and Chief Executive Officer caused Circle Creek to be incorporated in 1983 under the name of Hastings & Company, Inc. It changed to its current name in March 1995. Until 1996, the business of Circle Creek was primarily the sponsorship and operation of catfish farming investment limited partnerships. Through 1996, Circle Creek sponsored eight such limited partnerships which engaged in catfish farming (the "Circle Creek Partnerships"), Circle Creek Aquaculture, L.P. ("CCA I"), Circle Creek Aquaculture II, L.P. ("CCA II"), Circle Creek Aquaculture III, L.P. ("CCA III"), Circle Creek Aquaculture IV, L.P. ("CCA IV"), Circle Creek Aquaculture V, L.P. ("CCA V"), Circle Creek Aquaculture VI, L.P. ("CCA VI"), Circle Creek Aquaculture VII, L.P. ("CCA VII"), and Circle Creek Aquaculture VIII, L.P. ("CCA VIII"), (collectively, the "Circle Creek Partnerships"). Each of the Circle Creek Partnerships was organized under the laws of the State of Tennessee.

         Mr. Hastings acquired all of the outstanding stock of American in February 1994. American had been formed in 1988 by unrelated persons to manage catfish farming operations. At the time it was acquired by Mr. Hastings, American served as manager for each of the six Circle Creek Partnerships then existing. In 1995, Mr. Hastings and Ms. Hastings transferred all of their interest in the stock of American and Circle Creek to the Company. Effective on December 31, 1995, the Company acquired all of the assets and assumed all of the liabilities of CCA I, CCA II, CCA III and CCA IV, pursuant to certain merger transactions (the "Prior Consolidation"). Effective June 30, 1997, the Company acquired all of the assets and assumed all of the liabilities of CCA V, CCA VI, CCA VII, and CCA VIII (the "Recent Consolidation"). See Part III, Item 12, "Certain Relationships and Related Transactions."

         Mr. Hastings sponsored and acted as sole general partner for the first six Circle Creek Partnerships which were formed between 1989 and 1994. In 1995 and 1996, Mr. Hastings and the Company co-sponsored, and acted as co-general partners of, CCA VII and CCA VIII. Effective December 31, 1995, Mr. Hastings assigned all of his economic interest as general partner of each of the eight Circle Creek Partnerships to the Company. These interests consisted of a one percent (1%) interest in Partnership capital, profits and losses and a promotional contingent interest of twenty-five percent (25%) of Partnership distributions following a minimum cumulative return to the limited partners. The general partner did not receive any distributions pursuant to this contingent promotional interest in any of the Circle Creek Partnerships.

         The Company changed its fiscal year to June 30 commencing with the period ended June 30, 1997. Management believes the change in fiscal year allowed its accounting period to better reflect operations during the normal catfish Aquaculture business cycle and thus more accurately reflect the Company's performance in its business segment.

         The Company moved its corporate offices in May 1998 to 105 Bonnabrook Drive Suite 202, Hermitage, Tennessee 37076. A 44 percent reduction in monthly base rent was realized by making the move. The Company's catfish farms are located in the north central area of Mississippi in the region known as the "Mississippi Delta" or the "Delta." The address of the Company's farm management offices is 1100 Highway 3, Sunflower, MS 38778.

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

         According to the National Fisheries Institute, farm-raised catfish now ranks as the fifth most popular seafood in America, with a per capita annual consumption of one pound. The National Agricultural Statistic Service ("NASS") of the Agricultural Statistic Board, U.S. Department of Agriculture, has released its annual survey data for the catfish farming industry for 1996. NASS reports that catfish growers in the fifteen (15) major producing states had total sales of $525 million during 1997, an increase of 11.6% over 1996. NASS also reports that on January 1, 1998, water acres used for catfish Aquaculture totaled 173,000 acres.

         The Food and Drug Administration ("FDA") funded a study in 1991, which showed farm-raised catfish to be the fourth most popular seafood in the U.S. The average prices paid by major processors per pound for farm-raised catfish during the past fifteen years, according to the U.S. Department of Agriculture, are as follows:

                  HISTORIC AVERAGE PROCESSOR PRICE FOR CATFISH

                   Calendar
                     Year             Average Price Per Pound
                     ----             -----------------------
                     1984                      69.2(cent)
                     1985                      72.6
                     1986                      66.8
                     1987                      61.8
                     1988                      76.4
                     1989                      71.5
                     1990                      77.3
                     1991                      63.1
                     1992                      60.0
                     1993                      71.0
                     1994                      78.9
                     1995                      78.8
                     1996                      77.0
                     1997                      71.2
                     1998 (through 7/31)       76.0

         There are two major channels of distribution for farm-raised catfish: retail grocery store outlets and the food service sector. Each accounts for approximately half of total catfish sales. Catfish farmers can access these markets directly only if they process their own production. The vast majority of farmers, including the Company, do not have processing capability and thus must sell their products to either cooperatively owned or independent processors. The Company sells its catfish to a limited number of cooperative and independent catfish processors. The terms of sale generally permit payment within 4 weeks of delivery and do not require collateral for payment. For the year ended June
30, 1998, three processors represented 52%, 31%, and 10%, respectively, of the Company's net sales. For the six-month period ended June 30, 1997, one processor represented 90% of net sales. Three processors represented 55%, 25% and 11%, respectively, of the Company's net sales for the year ended December 31, 1996. These cooperatives sell processed catfish both to retail groceries and to the food service industry.

THE COMPANY'S CATFISH FARMING OPERATIONS

         CATFISH AQUACULTURE. Channel catfish are grown in outdoor ponds in which the water is about four to five feet deep. The Company's operations are conducted in ponds ranging from 10 to 20 water acres in size. Each pond is separated by levees that must be large and strong enough to support a semi-truck and trailer hauling up to 40,000 pounds of catfish. The levee system provides access to the ponds for feeding, oxygen checking (oxygen level regulation), aeration and other maintenance chores. Ponds are supplied with water from underground sources (wells). The water does not flow back and forth between the ponds because of the higher, heavy clay levees. The ponds have relatively flat, regular sides and bottoms, since this shape facilitates harvesting. Individual ponds average 13 land acres and 4 to 5 feet in depth from the bottom of the pond to the top of the levee.

         Successful catfish farming requires stocking the ponds and feeding the fish at the highest rate possible, while still maintaining a healthy living environment. In prior years, Management believed that 5,000 stocker fish and 8,000 to 10,000 5" to 6" fingerlings per acre for the initial stocking, and 7,000 to 10,000 5" to 6" fingerlings each year thereafter, is the optimum number of fish to maintain maximum production levels. During the year ended June 30, 1998, new farm management has lowered these levels to 5,000 stocker fish and 6,000 to 8,000 5" to 6" fingerlings per acre for the initial stocking, and 6,000 to 8,000 5" to 6" fingerlings each year thereafter. Furthermore, Management now believes only stocking rates greater than 6,000 head per acre are cost-effective on a long-term basis in the present industry environment compared to 7,000 head per acre in the prior year. Current stocking rates in the industry range from approximately 3,000 head to more than 10,000 head per acre. Once fully stocked, a well-managed catfish farm can produce 6,500 pounds of catfish per water acre per year, although the industry average is less. Catfish farms in the Mississippi Delta average 4,000 to 5,000 pounds of catfish production per acre per year.

         The time period required for a catfish to progress from fingerling to its optimum weight of 1 to 1-1/2 pounds is 8 to 12 growing months, depending on the feeding, health, density of population and other factors, many of which, including climatic conditions, will be outside the control of Management. There are normally seven growing months during a calendar year (April through October) so fish are generally in the water over a two calendar year period. Historically, most catfish were harvested and processed in the months of June through October. However, as a result of an active marketing campaign by the catfish industry and consistent year-round production, consumer demand for catfish has become more year-round in recent years.

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

         NECESSARY RESOURCES AND MATERIALS. As discussed in further detail below, the raw materials necessary for the Company's agriculture operations consist primarily of stock fish, feed, electricity and gasoline. The Company also requires equipment and general supplies to maintain its operations. The Company purchases its feed principally through cooperatives. The price of feed closely reflects the costs of the raw materials used in the synthesis thereof, including soybean, corn and other agricultural products. Accordingly, the price of feed fluctuates in response to the prices of these commodities on the world markets. The Company uses significant amounts of electricity and fuel in operating is aerators, particularly during the warmer months (principally spring and summer) during which fish activity and thus, oxygen consumption is greatest. Thus, the Company is subject to price fluctuations in electricity and gasoline prices. The Company uses both unspecialized equipment, such as tractors, trucks, etc., and specialized equipment, aerators, seining equipment, etc., in its operations. New and used equipment in the past has been available at competitive prices and terms to the Company, primarily because of the concentration of catfish farming in the Delta area and as a result of the historic high rate of turnover of catfish farming operators. The Company anticipates this trend will continue and anticipates that both new and used equipment will continue to be readily available to the Company as needed. Another major expense of the Company's business is labor. The Company currently employs a non-organized labor field staff. Most of the Company's field staff requires low level skills and training and thus, the Company believes that competent labor at competitive prices will continue to be available to the Company in the area of its operations.

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

         Feed prices can vary greatly from year to year. In 1995, feed prices averaged $235 per ton. Increases in soybean, corn and wheat prices in 1996 and early 1997 pushed feed prices to $287 per ton in early 1997. Higher feed prices directly resulted in increased costs of products sold. The price of feed is subject to crop yields, which cannot be predicted with certainty. In order to help control its feed costs, the Company owns shares in Indi-Bell Feed Mill Cooperative ("Delta Western"). As a member of this Cooperative, the Company has the opportunity to buy feed at wholesale prices and to purchase feed on an "as needed" basis on two days' prior notice. Thus, the Company can avoid having to purchase and store large amounts of catfish feed in order to lock in current prices. Delta Western has over 250 members. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange. The Company contracted to purchase at a price of $239 per ton for approximately 90% of its budgeted feed consumption for calendar 1998. This feed has been used as of September 1998 and the Company is currently paying approximately $200 per ton for its feed. Management expects to contract for its 1999 feed needs at approximately $200 per ton, although it has not yet done so as of the end of September 1998.

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

         HARVESTING AND RESTOCKING. When Management determines that the catfish of a particular pond are ready for market, the pond is seined using a net of appropriate size, which will allow the smaller catfish to escape while trapping the larger catfish in the net. The catfish will then be loaded live on trucks and transported to the processor where the fish are cleaned, processed, and chilled or frozen in less than three minutes. The processing plants pay an agreed upon price per pound for the delivered fish. The Company owns shares in the Delta Pride Catfish, Inc. ("Delta Pride") processing cooperative where most of its catfish are sold for processing. The Company primarily contracts with unaffiliated firms for the harvesting and transportation of its fish production.

         The Company seeks to restock its ponds annually in order to maintain the optimum population within each pond. At any time, each pond will have fish at various stages of growth. The cycle from fingerling to ideal processing size (1.0 lbs. to 1.5 lbs.) generally takes 18 months.

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

         The following provides additional information and background of the Company's method of accounting for live fish inventories. Mississippi State University - Extension Service ("MSUES"), formerly Cooperative Extension Service
- Mississippi State University, and the Mississippi Agriculture and Forestry Experiment Station - Mississippi State University ("MAFES") have published conversion rates as determined by aquaculture research performed at Mississippi State University and other research facilities. MSUES is funded by the United States Department of Agriculture, the State of Mississippi, and the Counties within Mississippi. MAFES is funded by the United States Department of Agriculture and the State of Mississippi. The Company has not performed procedures to specifically substantiate the conversion rates published by MSUES or MAFES because management believes actual grow-out conditions on the farms are not as favorable as in the research facilities. Thus, the Company uses lower feed conversion rates than the published rates based on its actual experience and the experience of other growers that management participates with in Catfish Farmers of America and Catfish Farmers of Mississippi, both of which are industry trade associations, and Delta Pride Catfish, Inc., a farmer-owned catfish processor.

         The Company maintains a perpetual record of live fish inventories for each of the Company's 140 production ponds. The perpetual live fish inventory records are used to account for the pounds of fish fingerlings purchased, grow-out based on feed fed, observed mortality and sales. Management believes this is consistent with the methodology used by other growers in the industry in maintaining perpetual live fish inventory records.

         The Company's actual feed conversion is determined by monitoring the feed fed daily to each of the ponds, observing the live fish feeding and monitoring mortality in each of the ponds by personnel with substantial experience in aquaculture. Catfish feed is pelletized and is blown onto the surface of the water using calibrated feed trucks or trailers to ensure the appropriate amount of feed is fed to fish based on their body weight and to ensure that excess feed is not fed. The pelletized feed floats, therefore the fish can be observed feeding. Under normal conditions, the fish are generally fed daily, during the feeding season from April through October, as much feed as they will consume without adversely affecting water quality (oxygen, pH, ammonia, etc.). A fish's feed consumption is directly related to its body weight, thus certain fish will not consume a disproportionate amount of feed. Published industry data from MSUES and MAFES provide the percentage of their body weight catfish eat at each feeding depending on the size of fish. The feeding may also be affected by water temperature, water quality, disease, and frequency of feeding. Based on the factors described above, the pounds of live fish in a pond can be determined by the quantity of feed the fish consume.

         Management assesses the accuracy of the perpetual inventory records by analyzing the trend of pounds of feed fed to each pond relative to the pounds of fish in the pond (i.e. feed consumption increases in quantity as the fish increase in size, but decreases as a percentage of the fish's body weight) and observing the feeding of the fish in each pond monthly to estimate the pounds of live fish. To analyze the trend of feed fed relative to the pounds of catfish in each pond per the perpetual inventory records, management compares feed consumption as a percentage of body weight with published industry data from MSUES and MAFES. Management also considers its prior experience in analyzing such trends. Management's observation of the actual feeding of the fish not only includes consideration of the amount of feed fed relative to the body weight of the fish in a pond but management also considers other factors which affect feeding rates including size of fish, water temperature, water quality, disease, and frequency of feeding. Management also utilizes the perpetual inventory records and observation of the actual feeding of the fish to determine which ponds are ready to be harvested.

         The perpetual inventory records are updated daily by pond for the pounds of feed fed to each pond and is converted to live weight by the feed conversion and is reduced by any observed mortality. Mortality tends to be higher during periods of severe winter weather, which may not be completely observed until the feeding resumes in the spring. Revisions are made to the perpetual inventory records, on a pond by pond basis, when observations of the actual feeding or seinings of the fish indicate the quantity of fish in a pond differ from the perpetual inventory record.

         Actual harvests of fish are also utilized in assessing the accuracy of the perpetual inventory records. Although only fish which have reached a marketable weight are harvested, management observes the initial seining of fish prior to the pond being harvested and compares such observations with the perpetual inventory records. Because such seining includes substantially all of the fish in a pond except for the small "fingerling" fish, (the "fingerlings" do not represent a significant portion of the total fish weight in a production pond), management can estimate the total fish weight in a pond. The holding nets, which are of a size to retain the fish which have reached a marketable weight and release the smaller fish, are then used to harvest the fish to be taken to the processor.

         Individual ponds are closed approximately every 8 to 10 years by seining substantially all the fish in the pond being closed. Ponds are closed in connection with refurbishing of the pond levees and removing the buildup of silt from the bottom of the ponds. After a pond is closed, the Company compares its perpetual inventory records to the results of seining such closed pond, and any revisions necessary are made to the perpetual inventory records.

         EMPLOYEES. The Company currently employs 35 full-time persons and one part-time person.

RECENT DEVELOPMENTS

         COMMUNITY BANK CREDIT LINE. Effective May 14, 1998, the Company obtained a revolving credit line in the amount of $1,000,000 from Community Bank, Indianola. The sole purpose and availability of the credit line is to provide financing for catfish feed purchases from Delta Western. Borrowings under the credit line bear interest at the rate of prime plus 165 basis points (1.65%). The credit line matures on March 15, 1999. The Company paid a commitment fee of 1% ($10,000). Under the credit line, the Company has an operating deposit account at the bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. Approximately 55 percent (40 cents per pound of fish sold) of amounts collected are applied to repayment of the credit line balance and the remaining balance is then available to the Company. The credit line is represented by the Company's promissory note which is collateralized by a first lien on all inventory, accounts receivable, certain stock in processing cooperatives owned by the Company and two of the Company's farming properties (see Item 2). Mr. George S. Hastings has personally guaranteed repayment of the credit line.

         ASSESSMENTS BY DELTA PRIDE COOPERATIVE. Delta Pride has assessed the Company and its other members on a 'per pound' basis for fish processed by Delta Pride pursuant to each member's delivery rights during the year ended June 30, 1998. The current assessment is approximately 5.9 cents ($0.059) per pound processed, and payable in installments of $0.01 per pound each month (approximately $35,000 each month) during the months of October 1998 through February 1999 with a final payment due in March 1999 of $0.009 (approximately $31,500). The assessment is necessary to cover operating and other financial losses (totaling $0.079 per pound) incurred by Delta Pride during the year ended June 30, 1998. The Company's share of Delta Pride's losses of $260,112 ($0.079 per pound of fish sold to Delta Pride) has been recorded as a charge to earnings during the year ended June 30, 1998 and reflected as a reduction in the Company's investment in Delta Pride stock as of June 30, 1998 in the Company's balance sheet. Delta Pride is the largest catfish processor in the United States. The Company is among the ten largest member shareholders of Delta Pride and Delta Pride is the Company's largest customer. Mr. Hastings is a member of the Board of Directors of Delta Pride.

         The members' obligations to pay these installments are non-recourse, but, until the installments are paid, the Company cannot deliver fish under its delivery rights to Delta Pride. Payment of the Delta Pride assessments will materially reduce the Company's cash flow for the year ending June 30, 1999 while the charges increased its net loss for the year ended June 30, 1998.

         RESIGNATION OF OFFICERS. Mr. Eric P. Braschwitz, the Company's Chief Financial Officer and Secretary resigned effective September 18, 1998. The Company expects to hire a new accounting officer and Mr. Braschwitz has committed to assisting in the transition on an as needed basis at reasonable times when he is not required to be at his new job.

         Ms. Patricia G. Hastings resigned her positions of Executive Vice President, Legal Counsel, Secretary, and Director effective January 19, 1998 for personal reasons. Ms. Hastings was the wife of Mr. Hastings. The Company announced on Form 8-K filed January 26, 1998 that Mr. and Ms. Hastings planned to divorce and this became final in August 1998. The duties and responsibilities of Ms. Hastings were assumed by Mr. Hastings and Mr. Braschwitz. Ms. Hastings transferred ownership to Mr. Hastings all of her shares of AquaPro Common Stock, except for 7,952 shares which she has retained.

         RELOCATION OF OFFICERS. Mr. George S. Hastings, Jr, the Company's President and Chief Executive Officer, has relocated his personal residence from Nashville, Tennessee to Indianola, Mississippi to be closer to the Company's catfish farming activities.

         ADJUSTMENT OF EXECUTIVE COMPENSATION. As of July 1997, Mr. and Mrs. Hastings were being paid a combined annual salary on a biweekly basis of $225,000 under their respective employment contracts, which they agreed to divide equally between themselves. In addition, Mr. Hastings received $12,000 annually as a car allowance. In August 1997, Mr. Hastings agreed to reduce his salary to $1 annually until the Company's performance improved. During the months of August 1997 through January 1998 (a period of six months), Mr. and Mrs. Hastings were paid biweekly on an annual basis of $87,000 which they split 50/50. It was also agreed to by the Board's compensation committee that Mr. Hastings would be issued options to buy the Company's stock not to exceed 200,000 shares annually. These options would be issued quarterly at the rate of 50,000 options and would be priced at the same price the preferred stock of the Company converts to common stock in 1998. On May 27, 1998, the Company's Preferred Stock converted to common stock at the price of $2.837 per share. Accordingly, Mr. Hastings was issued 7 year options to purchase 100,000 shares at $2.837 for his six month period of reduced salary.

         In connection with their divorce, Ms. Hastings resigned her positions as an Officer and Director of the Company in January 1998. Also, Mr. Hastings received all of the stock grants and options previously issued to her. The Board agreed to continue to pay $87,000 in salary to Mr. Hastings. Additionally, Mr. Hastings was granted by the compensation committee additional options to be issued quarterly. The first quarter ended on May 15, 1998 and Mr. Hastings was issued 7 year options to buy 84,000 shares at the closing market price of $3.125 on that date. This arrangement superseded the 50,000 shares per quarter that was in effect August 1997 through January 1998.

         The Company has outstanding 7 year options to purchase stock at $6.25 per share that were issued 1995 to 1997 (171,000 shares). On August 18, 1998, the compensation committee recommended and the Board approved that all of the options previously issued at $6.25 per share be repriced at $2.00 per share.

RISK FACTORS

         The Company and its securities are subject to a number of risks. Set forth below is a description of the risks that the Company considers to be of a significant nature.

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

         Certain risks, such as adverse climatic conditions, natural disasters, disease, consumer demand and competition, are outside Management's control and, to a varying extent, cannot be planned for or avoided. The occurrence of one or more of these events could deplete the Company's operating reserves and resources and thereby result in the need for additional capital.

                  Availability and Price of Stock Fish and Supplies. The price of stock fish, supplies such as feed, and labor is subject to fluctuations due to availability and varying demands. Increased competition for supplies and services within the catfish farming industry in general, and the Mississippi Delta in particular, could cause temporary or prolonged price increases for feed, labor or other items necessary to the Company's farming operations. While Management will attempt to obtain lower supply and labor costs through cooperative purchasing, there is no assurance that it will be able to do so or that future price increases will not occur. Prolonged increases in one or more of these categories would negatively affect the Company's profitability and ability to remain in business.

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

                  Price of Catfish Feed. Catfish feed, which is the greatest single production cost in catfish farming operations, is subject to large fluctuations. Industry groups report in recent years, fluctuation between $180 and $300 per ton. Currently, catfish feed is produced by a small number of producers, some of which are cooperatives. The Company owns shares in Delta Western, a cooperative catfish food producer, which allows the Company a limited preferential right to purchase feed. These shares, however, do not assure the availability of feed or the price at which feed can be purchased. While the Company attempts to budget for anticipated feed costs in its operations, such costs are not predictable with certainty and the Company has no control over the market price of feed. However, the Company has contracted to purchase at a price of $239 per ton for approximately 90% of its budgeted feed consumption for calendar 1998. There is no assurance that the Company will be able to purchase feed in the future as needed at a cost that will allow it to operate profitably or remain in business.

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

                  Ability to Sell its Fish Production. The Company does not have the capability to process its own fish. The Company sells its catfish to two cooperative processors of which it is a member. The Company also has an agreement with a third processor (the Company is not a member of this processor) to sell 2.5 million pounds of fish annually. Members of cooperative processors are allocated fish delivery rights or sale allocations requiring the cooperative to purchase an amount of fish in proportion to the number of shares owned. The price received depends on the price paid by the processor at the time of delivery. Cooperatives are managed by boards of directors elected by their members. To the extent the cooperative processors operate profitably, the members are benefitted through price concessions, rebates and/or distributions. To the extent cooperatives operate unprofitably, members are subject to assessments to fund such losses. The failure to pay assessments generally results in a loss of delivery rights and sometimes in the loss of membership interests. Accordingly, the Company's ability to market its catfish in volumes and at prices necessary for profitable operations substantially depends on the ability of management of the cooperative processors of which the Company is a member to operate their processors in an efficient manner. Moreover, fish the Company cannot sell to its cooperative processors must be sold to other processors on a negotiated basis in competition with other catfish producers. While there are a number of processors located in the Mississippi Delta, management does not believe there is sufficient competition among processors to provide any substantial leverage to the catfish producers in negotiating prices. These circumstances do not allow the Company to depend on stable catfish prices for its future production. Thus, there is no assurance that the Company will be able to sell its catfish production at a price which will allow it to realize a profit.

                  Assessments By Delta Pride. The Company's principal catfish processing cooperative, Delta Pride Catfish, Inc. has assessed its member stockholders, including the Company, approximately $.079 per pound (of which $0.059 per pound will have to be paid with cash) of catfish processed to cover operating and other losses sustained by Delta Pride during their year ended June 30, 1998. As a member of this cooperative, the Company must pay this assessment in order to retain its member catfish delivery rights. During the year ended June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, the Company sold 52%, 90%, and 55%, respectively, of its total catfish production to Delta Pride. The total assessment was recorded as a $260,112 charge to earnings during the year ended June 30, 1998 and is expected to require payments of totaling approximately $208,000 during the months October 1998 through March 1999. Accordingly, this will significantly reduce the cash flow of the Company during the next year.

         The assessment totaled $272,000 ($0.079 per pound) for the six month period ended June 30, 1997, of which $191,376 ($0.05) was paid in cash during the year ended June 30, 1998.

         Moreover, although Delta Pride has instituted significant measures, including a change in executive management in 1997, to end future operating losses, it has been unsuccessful and there is no assurance it will be able to operate at a break even level or profit in the future. Should Delta Pride continue to operate at a loss, its members, including the Company, can anticipate additional assessments in the future.

         Should Delta Pride continue to sustain significant losses and/or should a significant number of its members fail to pay their assessments as due, Delta Pride's ability to continue to operate as a fish processing concern could be suspended or terminated. In this event, the Company would be unable to market a substantial percentage of its catfish unless it established alternative processing arrangements. Also, in such event, the Company's investment in Delta Pride cooperative stock would be significantly impaired or possibly rendered valueless. Mr. Hastings is a member of the Board of Directors of Delta Pride.

                  Availability and Price of Stock Fish and Supplies. The price of stock fish, supplies such as feed, and labor is subject to fluctuations due to availability and varying demands. Increased competition for supplies and services within the catfish farming industry in general, and the Mississippi Delta in particular, could cause temporary or prolonged price increases for feed, labor or other items necessary to the Company's farming operations. While management will attempt to obtain lower supply and labor costs through cooperative purchasing, there is no assurance that it will be able to do so or that future price increases will not occur. Prolonged increases in one or more of these categories would negatively affect the Company's profitability and ability to remain in business.

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

                  Impact of Environmental Laws and Regulations. As a food, catfish is subject to federal and state laws and regulations regulating the cultivating and growing of edible products and the content of regulated or restricted substances therein. For example, various herbicides, algaecides, fungicides and other mineral and chemical supplements and treatments which the Company may otherwise in controlling algae, fungi and other pests, are restricted or prohibited under prevailing federal and state laws and regulations. The chemical content of catfish is subject to federal standards and the Company is susceptible to inclusions of restricted or prohibited substances in its catfish through means beyond its control. For instance, such substances may be included by feed or ground water utilized by the Company in cultivating its catfish. In the event restricted or prohibited substances or chemicals are discovered to be present in the Company's ponds or catfish in amounts exceeding permissible levels, the Company could be prohibited from selling all or a significant portion of its catfish for an extended period of time, and may be required to destroy all or a substantial portion of its then-current catfish production. Also, under certain circumstances, the Company could be required to pay monetary damages and/or take remedial measures to remove or prevent occurrence contamination by the restricted or prohibited substance or chemical. In July 1997, the FDA advised the catfish industry that excessive levels of dioxin had been detected. Dioxin is a toxic industrial byproduct thought to affect the human immune system and to cause human reproductive disorders and cancer. The FDA proposed to immediately ban all further shipments of catfish, eggs and poultry on a nationwide basis that may have been contaminated by the trace levels of dioxin. The catfish industry was able to delay FDA action until catfish producers had an opportunity to test their catfish for dioxin levels. The Company, among other catfish producers, had sufficient time to receive negative test results for dioxin levels in their catfish production and avoid delaying shipment and sales of their catfish after the ban implementation date. However, had the FDA not delayed imposition of the ban, the Company and other catfish producers would have experienced a delay in the sale and shipment of their catfish production until such time as they could produce negative test results.

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

         RISKS ASSOCIATED WITH THE COMPANY AND THE SECURITIES

                  Ability to Achieve Profitable Operations. The Company has not been profitable since its inception and reported a net loss for the year ended June 30, 1998 of $1,536,161. The Company had an accumulated deficit of $7,353,886 as of June 30, 1998. Also, none of the individual Circle Creek Partnerships whose farming operations the Company has acquired had achieved profitable operations. Based on current and historical industry data, management believes the Company's ability to achieve profitable operations will require it to maximize production on its farms and to achieve more efficient and cost-effective farming operations so that its costs of production as a percentage of gross revenues are minimized. Management believes this strategy is necessary to meet the demands of the farm grown catfish industry where profit margins are expected to narrow because wholesale fish prices are expected to remain flat and inventory costs, particularly feed and fuel costs, are expected to continue to fluctuate and competition is expected to intensify. However, there is no assurance that Management will be able to implement this strategy, or if implemented that it will prove successful; and there is no assurance that the Company will be able to operate at a profit in the future.

                  No Assurance of Proposed or Future Acquisitions. Effective, June 30, 1997, the Company acquired the farming operations of its four affiliated limited partnerships in consideration for the issuance of its equity and debt securities (the "Recent Consolidation"). The Company believed the acquisition of these additional properties was necessary for it to achieve efficiencies of scale of operations and facilitate its ability to achieve profitable operations. However, this has not yet occurred since the Company reported a net loss of $1,536,161 for the year ended June 30, 1998. See Part III, Item 12 "Certain Relationships and Related Transactions." The Company's inability to acquire additional properties and/or to expand its operations could adversely affect the Company's ability to achieve necessary economies of scale of operations.

                  Adequacy of Capital. There is no assurance that the Company has capital resources sufficient to meet its operating expenses and general and administrative expenses in the future if anticipated revenues from fish inventory sales are not realized. During the next twelve months, the Company anticipates that it will incur substantial costs in its restocking and rehabilitation of certain farms as it endeavors to maximize production on those farms. In the event anticipated operating revenues realized during this period, when added to current cash reserves, are not sufficient to pay these costs, the Company may need to defer some or all of these expenditures. In such event, it is unlikely such additional farms can be operated profitably. Even if the Company, in the future, realizes a positive cash flow from its operations, as to which there can be no assurance, it may still require substantial capital to acquire additional farming properties and further expand its farming operations. Such additional capital may not be available when needed or on terms acceptable to the Company. The Company anticipates seeking additional capital through public or private sales of its securities, including equity securities. Future financings may result in the issuance of equity securities and dilution to current shareholders. There are no assurances that any additional debt or equity capital will be available to the Company, or that, if such additional debt or capital is available, that the terms would be favorable or acceptable to the Company. Insufficient funds may require the Company to delay, reduce or eliminate certain or all of its operations and development activities.

                  Dependence on Management. The feasibility and profitability of the Company will depend significantly upon the continued participation of Mr. Hastings. He is expected to continue in his position with the Company.
However, Mr. Hastings may in the future be unable or unwilling to continue with the Company. The unavailability of Mr. Hastings would likely have a significant adverse effect on the Company and its business. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified personnel over time, and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

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

         The Company has substantial obligations with respect to its 10.35% Notes due 2002 and its institutional credit agreements. Leverage has significant consequences including the following: (i) dedication of a portion of the Company's cash flow from operations to the payment of interest in respect of its debt obligations, which reduces the funds available to the Company for its operations and future business opportunities; (ii) potential impairment of the Company's ability to obtain additional financing in the future; and (iii) potential vulnerability of the Company to a downturn in its business or the United States economy generally. A high degree of leverage would also make it difficult for the Company to generate sufficient working capital which could adversely affect the Company's ability to fund its continuing operations at necessary levels.

                  Risks of Balloon Payments. Generally, the Company's debt obligations require balloon payments at the end of their term. The Company's credit line with Community Bank is due in March 1999 and its other significant debt is due between 1999 and 2002. In the event the Company is unable to refinance these obligations or is otherwise unable to raise funds sufficient to repay these obligations as scheduled, the Company would be in default of these obligations. The Company's ability to repay these obligations when they mature will be dependent upon its ability to obtain adequate refinancing or to negotiate an extension. The Company's ability to obtain replacement financing for these obligations will be dependent on, among other things, its financial condition at the time and the economic conditions in general. Accordingly, there is no assurance that, if necessary, AquaPro will be able to obtain replacement financing for any of these obligations upon their maturity.

ITEM 2.        DESCRIPTION OF PROPERTY

         REAL PROPERTY. The Company owns eight non-contiguous farms having a total of 140 ponds comprising 1,844 water acres situated on a total of 2,417 land acres. The farms are located in the Mississippi Delta area of Mississippi. The table below sets forth information regarding these properties.

                      INFORMATION REGARDING THE COMPANY'S REAL PROPERTY

           NAME                                                     UNPAID BALANCE OF
       (LOCATION OF              TOTAL ACRES         NUMBER          MORTGAGE LOAN AT
         PROPERTY)              (WATER ACRES)       OF PONDS          JUNE 30, 1998
         ---------              -------------       --------          -------------
   Circle Creek                    275 (210)           15         Pledged under the Feed
   (Sunflower County, MS)                                           Line of Credit(1)

   Panther Run                     278 (211)           15         Pledged under the Feed
   (LeFlore County, MS)                                             Line of Credit(1)

   Balmoral                        318 (270)           21         Pledged under the Farm
   (Sunflower County, MS)                                         Bank of Texas loan(2)

   Cypress Lake                    254 (193)           13         Pledged under the Farm
   (LeFlore County, MS)                                           Bank of Texas Loan(2)

   Hidden Lakes                    668 (443)           41         $1,033,654(3)
   (Bolivar County, MS)

   Stillwater                      170 (140)            8         Pledged under the Farm
   (Sunflower County, MS)                                         Bank of Texas Loan(2)

   Crystal Waters                  212 (189)           11         Pledged under the Farm
   (Bolivar County, MS)                                           Bank of Texas Loan(2)

   Niagara                         242 (188)           16         Pledged under the Farm
   (Bolivar County, MS)                                           Bank of Texas Loan(2)

---------------------------------
(1) Note payable to a bank under a $1,000,000 revolving line of credit used solely to fund purchases of feed; outstanding balance of $586,459 at June 30, 1998. Interest accrues at the prime rate plus 1.65% and the arrangement expires March 15, 1999. Interest is paid monthly and principal is paid with approximately 55 percent (40 cents per pound of fish sold) of all collections of accounts receivable.

(2)      Note payable to Farm Credit Bank of Texas ($1,422,000 at June 30,
         1998) with annual principal and interest payments of approximately $186,000 due beginning April 1, 1999 through 2003 and $149,000
         April 1, 2004 through 2018; interest accrues at a variable rate (8.35% at June 30, 1998).

(3) Note payable to a bank with monthly principal and interest payments of $11,754 through March 2000 and a final payment of approximately $979,000 due April 2000 with interest at prime plus 2 1/2% (11% at June 30, 1998).

---------------------

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

                  Processing Cooperatives. AquaPro is a member of and owns stock in the catfish cooperatives Delta Pride and Fishco, Inc. ("Fishco"). Membership in these cooperatives provides the Company with delivery rights for its catfish in amounts proportionate to its share ownership. Prices paid by the cooperatives are not fixed in advance and are determined at the time of delivery.

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

ITEM 3.        LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceeding, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the financial position or results of operations of the Company. Additionally, the Company was not a party to any material legal proceeding during the period covered by this report.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET FOR THE COMPANY'S COMMON EQUITY: The Company's Common Stock began trading on the Nasdaq Over the Counter Bulletin Board on February 24, 1998. The high and low sales prices for the Common Stock, as reported on the Bulletin Board were $5.13 and $1.88 during the period from February 24, 1998 through March 31, 1998 and $3.25 and $2.00 for the period from April 1, 1998 through June 30, 1998.

         STOCKHOLDERS: As of September 7, 1998, there were approximately 1,700 stockholders of record of the 4,818,354 outstanding shares of Common Stock. The Company believes there are approximately 1,500 beneficial owners of the Company's Common Stock.

         DIVIDENDS: The Company has not paid any cash dividends to holders of its Common Stock since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. In addition, the Company's bank agreements prohibit the payment of dividends without prior bank approval.

         RECENT SALES OF UNREGISTERED SECURITIES: Set forth below is information for all securities that the Company has sold in the past three (3) years without registering said securities under the Securities Act of 1933 (the "1933 Act"). Share numbers and prices have not been adjusted to reflect the September 18, 1996 stock dividend.

         Between December 31, 1995 and June 15, 1996, Registrant issued the following securities in connection with its acquisition of four (4) affiliated partnerships. See Part III, Item 12 below.

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

         The Company issued 2,994 units at $10.00 per unit and 18,864 shares at a price of $7.25 per share to Mr. Hastings in consideration of the cancellation a total of $166,704 of indebtedness.

         Each unit issued in the Prior Consolidation was comprised of one Common Share; one stock right entitling the holder to purchase one Common Share at $7.25; one warrant entitling the holder to purchase one Common Share for $8.25 within twelve (12) months following the Closing Date; and one warrant entitling the holder to purchase one Common Share for $10.50 within twenty-four (24) months following the closing date, which warrant, if not exercised prior to expiration, is converted into three-tenths (0.3) Common Shares.

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

         During the year ended June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, the Company issued seven year stock options to officers for 241,000, 51,000 and 54,000 shares, respectively, and 12,000 shares each period, respectively, to directors. The options were issued as compensation to the Company's Officers and Board of Directors. Also, during the year ended June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, the Company issued a total of 20,000, 22,500, and 21,000 restricted common shares, respectively, to officers. In issuing the foregoing shares and options, the Company relied on the exemptions under Section 4(2) of the 1933 Act and Rule 701, promulgated thereunder. Each transaction effected in reliance upon the exemption under Section 4(2) shares or options were issued either to an officer or director of the Company. In the case of directors and executive officers, as control persons, and their familiarity with the Company, the Company felt determined that their level of sophistication was sufficient to support the exemption. With respect to the three issuances to lower level executive personnel, the Company relies on the exemption under Rule 701.

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

         Pursuant to the September 18, 1996 Dividend, the Company issued 218,994 shares as a one-for-five stock dividend to shareholders of record on September 18, 1996.

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

         During the year ended June 30, 1998, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock through its Preferred Stock Rights Offering.

         During the quarter ended September 30, 1998, the holders of the 10.35% convertible notes payable due in 1999 and 2000 were offered 1.3 shares of the Company's Series A Preferred Stock for each $10 of principal in an exchange offer (see notes 4 and 7 to the financial statements below). In the aggregate, approximately $984,014 of these notes were exchanged for 127,922 shares of preferred stock.

         On May 29, 1998, all of the Company's preferred stock was, under its terms, converted to common stock under a mandatory exchange provision at a value equal to its liquidation preference plus declared and unpaid dividends (see note 9 to the financial statements below). The conversion ratio was the average closing price of the Company's common stock during its first 65 days of trading (which commenced February 24, 1998). The average closing price of the Company's stock during this period was $2.837. Accordingly, 3.52485 shares of common stock were issued for each share of $10 Series A Preferred Stock outstanding or a total of 2,065,438 common shares in exchange for 590,623 preferred shares. Additionally, the Company paid the Series A Preferred Stock dividends for the period from January 1, 1998 through May 28, 1998 with shares of common stock. The same exchange ratio used in the mandatory conversion discussed above was used to determine the number of common shares issued as payment of the dividend. Accordingly, a total of 58,886 shares was issued as payment of $167,061 in Series A Preferred Stock dividends.

         During the year ended June 30, 1998, a holder of the Company's 7.15% convertible notes converted a note to 7,930 shares of common stock.

         During August and September 1998, four individual investors loaned the Company a total of $165,000 to purchase catfish feed. The Company issued $200,000 in short-term notes to these investors. Interest accrues on these notes at an annual rate of 12% and is payable monthly. Principal is payable in full on April 1, 1999. At the noteholders' option, principal and/or interest may be paid in Common Stock of the Company at a price of $2.00 per share.

         The Company relied on the exemption from registration under Section 4(a) of the 1933 Act in making these sales.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those set forth in this Item 6 and elsewhere in, or incorporated by reference into, this report. The Registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

         AquaPro Corporation consists of the combination of American Fisheries Corporation (the farm management company), Circle Creek AquaCulture, Inc. (the syndication company for the catfish farming investment partnerships) and eight catfish farms, four of which farms were separate limited partnerships before the Prior Consolidation effective on December 31, 1995 (Circle Creek I-IV) and four of which farms were separate limited partnerships before the Recent Consolidation effective on June 30, 1997. CCA I, CCA II, CCA III and CCA IV were consolidated with AquaPro as of December 31, 1995 and CCA V, CCA VI, CCA VII and CCA VIII were consolidated as of June 30, 1997 under a carryover basis of accounting because of common control. Prior to its consolidation, each limited partnership pursued short-term goals of pass-through tax benefits and maximum cash distributions rather than focusing on longer-term plans and goals. AquaPro owns and manages catfish aquaculture farms with the purpose of raising and selling catfish to food processors.

         In 1996, AquaPro began the implementation of plans that could not be accomplished as individual partnerships before the respective consolidations:

         -      Cost reduction through economies of scale
         - Improved risk management through spreading the risks inherent in catfish aquaculture over more geographical areas, farms and ponds.
         - Improved production capacity through investment in farm capital improvement projects.
         - Long-term increases in sales volume on existing farms through increased stocking levels of fry and fingerlings and intensified management practices.
         -      Reduced interest costs from retirement of debt.
         - Growth in market share and further efficiencies from acquisition of other catfish farms.

         None of the eight limited partnerships had operated at a profit as an individual entity. Also, the financial statements show that AquaPro, including the consolidations, has not been profitable since inception and expects to incur additional losses. This discussion should be read in conjunction with "Item 1, Business", the Financial Statements, and the Notes to the Financial Statements included elsewhere in this report on Form 10-KSB.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based on the Company's current expectations. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, cost and availability of feed, market price received for the Company's fish, mortality of fish from disease or low oxygen levels, inability to acquire fry and fingerlings at reasonable costs, changes in consumer demand for catfish, difficult climatic conditions, the extent to which the number of "off flavor" fish occur and delay fish sales to processors, the availability of adequate financing for the Company and its terms as well as the impact that credit limitations would have on competitors to force them to sell fish at or below market or cost, inability to acquire more farms at competitive prices, the catfish industry's ability to gain increased market acceptance for its existing product lines, the ability for the Company to scale up its production and reduce costs per pound, the potential of quarterly variations in demand, production and sales, the impact of new and changes in government regulations on food products and general economic conditions. These risks and uncertainties cannot be controlled by the Company. When used in this report, the words "believe", "estimate", "plans", "goals", "expects", "should", "outlook", "anticipates", and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS YEAR ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The periods discussed below are not comparable due to the change in the Company's year end to June 30 effective June 30, 1997. Accordingly, the discussion does not focus on the reasons for dollar trends. However, other information, meaningful comparisons and trends are discussed as appropriate.

         REVENUE. Net sales during the year ended June 30, 1998 totaled $5,041,463 compared to $1,212,468 for the six month period ended June 30, 1997. Volume increased 5,288,000 pounds to 6,926,000 pounds of fish sold during the year ended June 30, 1998 compared to 1,638,000 pounds sold during the six month period ended June 30, 1997. The average price of fish sold was 72.8 cents per pound during the year ended June 30, 1998 compared to 74 cents per pound during the six month period ended June 30, 1997. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company. The trend of these lower prices continued until late in February 1998 when prices rose to 74 to 75 cents per pound. In March and April 1998, prices reached 80 cents per pound but then began declining in late May. Currently, fish prices are 73 to 75 cents per pound. The Company cannot predict the future trend of fish prices.*

         Sales for the first fiscal quarter ending September 30, 1998 are expected to total approximately 2,000,000 pounds which compares to 1,772,000 pounds sold during the quarter ended September 30, 1997.* Management expects to sell slightly more than 7 million pounds of fish during the year ending June 30, 1999 which would exceed the 6,926,000 pounds sold during the year ended June 30, 1998.*

         COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $4,316,032 for the year ended June 30, 1998 compared to $1,188,159 for the six month period ended June 30, 1997. Margin from fish sales was 14.4% during the year ended June 30, 1998 compared to 2.0% for the six month period ended June 30, 1997. During the six month period ended June 30, 1997, the Company recorded $244,000 of additional reserves for mortality. These reserves were deemed necessary as spring weather approached and inventory was physically observed, indicating that winter kill of catfish was higher than previously estimated. Had this reserve not been required, margin from fish sales would have been 22.0% for the six month period ended June 30, 1997. Cost of Products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. While feed prices were lower in the summer of 1997 compared to 1996, the Company experienced a poor feeding season during the summer of 1997 which adversely affected the cost of growing fish. Management believes that the reserve and mortality adjustments were unusual and of a nonrecurring nature but cannot predict with certainty due to risks beyond its control that such adjustments will not be necessary in the future.* Management expects that margins will improve and Cost of Products Sold will decrease as a percentage of Net Revenues during the year ending June 30, 1999 due to lower feed costs and higher fish turnover.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the year ended June 30, 1998 were $1,652,570 compared to $1,055,540 during the six months ended June 30, 1997. During the six month period ended June 30, 1997, the Company had high legal and accounting fees to facilitate the acquisition of the four remaining catfish farming limited partnerships by the Company. This acquisition was accomplished effective June 30, 1997. Additionally, legal and accounting fees were incurred in the six month period ended June 30, 1997, as the Company prepared to become a public company registered with the Securities and Exchange Commission.

         DELTA PRIDE ASSESSMENT. During the year ended June 30, 1998, the Company recorded a net charge of $260,112 for its share of Delta Pride's losses. This compared to $272,000 for the six month period ended June 30, 1997. About April 15, 1997, Delta Pride disclosed that it was experiencing significant operating losses and that, since it operates as a cooperative, shareholders are required to fund these operating losses. These losses have continued and have adversely affected the Company's operations for the year ended June 30, 1998. Management of Delta Pride has indicated they are taking steps to reduce the operating losses in the future. For the year ending June 30, 1999, the Company cannot predict with certainty what its share of Delta Price's losses will be, and, unless major changes occur at Delta Pride, the charge could be substantial.* The Company is taking steps to reduce its dependency on Delta Pride as a major customer but, because of the limited number of catfish processors, there can be no assurance that it will be able to do so.*

         INTEREST EXPENSE. Interest expense was $460,393 for the year ended June 30, 1998 compared to $212,685 for the six month period ended June 30, 1997. Long-term debt levels were slightly lower during the year ended June 30, 1998 but this was more than offset by higher average borrowings on the Company's feed line of credit during the year ended June 30, 1998 compared to the six month period ended June 30, 1997. Management anticipates slightly higher levels of debt and interest expense during the year ending June 30, 1999 due to higher than anticipated borrowings for catfish feed and the refinancing of five of the mortgages on the Company's farms (see Liquidity and Capital Resources discussion below).*

         INCOME TAXES AS OF JUNE 30, 1998. The Company had net operating loss carry-forwards of approximately $5,100,000 available to reduce taxable income through the year 2013.

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

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The periods discussed below are not comparable due to the change in the Company's year end to June 30 effective June 30, 1997. Accordingly, the discussion does not focus on the reasons for dollar trends. However, other information, meaningful comparisons and trends are discussed as appropriate.

         REVENUE. Net sales during the six months ended June 30, 1997 totaled $1,212,468 compared to $3,924,954 for the year ended December 31, 1996. Volume decreased 3,361,000 pounds to 1,638,000 pounds of fish sold during the six months ended June 30, 1997 compared to 4,999,000 pounds sold during the year ended December 31, 1996. The average price of fish sold was 74 cents per pound during the six months ended June 30, 1997 compared to 78.5 cents per pound during the year ended December 31, 1996. This decrease in average price resulted from lower prices received by the Company's major customers from food distributors, restaurants, and grocers due to an increase in competitive pricing policies as processors attempted to increase their market share. The Company's major customers in turn passed on the lower prices to the catfish farmers, including the Company.

         COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $1,188,159 for the six months ended June 30, 1997 compared to $3,525,405 for the year ended December 31, 1996. Margin from fish sales was 2.0% during the six months ended June 30, 1997 compared to 10.2% for the year ended December 31, 1996. During the six month period ended June 30, 1997, the Company recorded $244,000 of additional reserves for mortality. These reserves were deemed necessary as spring weather approached and inventory was physically observed, indicating that winter kill of catfish was higher than previously estimated. Had this reserve not been required, margin from fish sales would have been 22.0% for the six month period ended June 30, 1997. During the year ended December 31, 1996, certain ponds were emptied for refurbishing and mortality adjustments of approximately $438,000 were recorded in Cost of Products Sold. Had these mortality adjustments not occurred, margin from fish sales would have been 21%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the six months ended June 30, 1997 were $1,055,540 compared to $1,349,499 during year ended December 31, 1996. During the six month period ended June 30, 1997, the Company had high legal and accounting fees to facilitate the acquisition of the four remaining catfish farming limited partnerships by the Company. This acquisition was accomplished effective June 30, 1997. Additionally, legal and accounting fees were incurred in the six month period ended June 30, 1997, as the Company prepared to become a public company registered with the Securities and Exchange Commission.

         DELTA PRIDE ASSESSMENT. During the six months ended June 30, 1997, the Company was required to record a net charge of $272,000 for its share of Delta Pride's losses. This compared to $109,969 for the year ended December 31, 1996. About April 15, 1997, Delta Pride disclosed that it was experiencing significant operating losses and that, since it operates as a cooperative, shareholders are required to fund these operating losses. These losses adversely affected the Company's operations for the six months ended June 30, 1997.

         INTEREST EXPENSE. Interest expense was $212,685 for the six months ended June 30, 1997 compared to $555,974 for the year ended December 31, 1996. Long-term debt levels and average borrowings for feed were lower during the six months ended June 30, 1997 than in the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had a current ratio of 4.8 to 1, as compared to 3.4 to 1 at June 30, 1997. Current assets exceeded current liabilities by $4,776,156 compared to $4,289,944 in June 1997. Cash and cash equivalents decreased during the year ended June 30, 1998 by $90,263.

         Cash and cash equivalents were used primarily to fund operating losses. Cash used in operating activities totaled $1,254,140 for the year ended June 30, 1998 which compares to $1,168,012 and $1,415,414 for the six month period ended June 30, 1997 and the year ended December 31, 1996, respectively. The Company's net losses totaled $1,536,161, $1,487,525, and $2,506,855 for the year ended June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, respectively. The Company has funded these losses and uses of cash for operating activities through the sale of Common and Preferred Stock. The Company realized net proceeds of $1,763,286, $1,089,239, and $2,886,097 from the sale of Common and Preferred Stock during the year ended June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, respectively.

         During the year ended June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, the Company purchased approximately $1,052,597, $530,422, and $591,474 in property and equipment. These expenditures for property and equipment were primarily funded by the net proceeds from Common and Preferred Stock sales discussed above and long-term debt. During the year ended June 30, 1998, certain major pond reworking programs were completed to increase production capacity at a cost of approximately $300,000 and aeration equipment was acquired to provide double aeration for the refurbished ponds for a total of $280,000. Management believes that in order to maintain productive catfish farming operations over the long-term, 10 percent of ponds will need to be reworked each year and that capital will be required to maintain high levels of production. Also, in August 1997, the Company moved its administrative offices in Mississippi to one of its farms from an office facility it had previously shared with another catfish farming operation. This move required the purchase and installation of double wide mobile trailer homes on the Company's farm land in Sunflower, Mississippi. The total cost of this move was approximately $190,000, including the trailers, utility hook-ups, well construction, and ground preparation. The remaining $283,000 in capital expenditures was primarily for trucks and other farm related equipment.

         During the year ending June 30, 1999, the Company anticipates it will need to spend approximately $300,000 to refurbish its Hidden Lakes and Crystal Waters farms. Additionally, other capital expenditures may be required to replace older equipment on an as needed basis. The Company is currently seeking funding resources for these capital projects.

         The Company intends to fund its operations primarily through fish sales, cash reserves, and its $1,000,000 feed credit line with a bank. On May 14, 1998, a $1,000,000 credit line was established with a bank in Mississippi as a revolving line of credit solely for catfish feed purchases. Borrowings are secured by shares of the Company's cooperative processing stock, accounts receivable, live fish inventories and two of the Company's farming properties (see Item 2). Interest is paid monthly and principal is paid with approximately 55 percent (40 cents per pound of fish sold) of all collections of accounts receivable. Interest accrues at the prime rate plus 165 basis points and the commitment expires March 15, 1999 with no prepayment penalty.

         On June 9, 1998, the Company refinanced the mortgages on five of its eight farms through a transaction with the Farm Credit Bank of Texas and the Federal Land Bank Association of North Mississippi. The new mortgage loan proceeds were $1,422,000 which paid off the five mortgages with an aggregate principal and accrued interest balance of approximately $1,173,000. The new loan required the purchase of stock in the Federal Land Bank Association for $42,660. Net of these and other loan closing costs, the Company received approximately $187,000 in cash from the refinancing.

         In addition to the refinancing described above, the Company financed capital improvements of approximately $531,000 through long-term debt borrowings and paid off approximately $296,000 in other long-term debt. Cash dividends on Preferred Stock totaled $165,904.

         The Company had several non-cash financing transactions during the year ended June 30, 1998 that affected its balance sheet. In late May 1998, all of the Company's Preferred Stock outstanding was converted to Common Stock under a mandatory conversion transaction. Under its terms, the Preferred Stock was converted at its liquidation preference plus declared and unpaid dividends through May 27, 1998. A total of 2,124,324 shares of Common Stock were issued with a dollar value of $4,751,769 in this exchange.

         During the year ended June 30, 1998, the Company commenced and completed an exchange offer to certain holders of its 10.35% investor notes payable. Each holder was offered 1.3 shares of Series A Preferred Stock for each $10 of notes held. The offer was made for a total of $1,147,513 of notes. In the aggregate, $984,014 of notes were exchanged for 127,922 shares of Series A Preferred Stock. This Preferred Stock was subsequently converted to Common Stock in the mandatory conversion discussed above.

         Also, during the year ended June 30, 1998, the Company converted all of its officers' accrued compensation and notes payable to long-term notes with five year amortization schedules and monthly payments.

         As of the middle of September 1998, the Company is experiencing its seasonal cash flow shortage. The Company is current on all of its debt, payroll, and tax obligations. However, unsecured vendor accounts payable of approximately $200,000 relating to purchases in July and August 1998 is past due. As discussed above, the Company's feed line of credit requires that approximately 55 percent of all collections of accounts receivable be applied to the outstanding balance until it is paid; accordingly, the Company has access to only 45 percent of collections to pay other obligations. This is especially onerous on the Company's cash flow during the summer months when feeding is at its peak. Moreover, the Company reached its limit for borrowing on the feed line in late August 1998 due to higher than anticipated feeding opportunities due to unseasonably hot weather this year. The Company has been able to feed approximately $350,000 more in feed through August 1998 than through the same period in 1997. The Company anticipates it will require approximately three to four months to become current with its unsecured vendors. The Company borrowed approximately $165,000 from four individual investors in August and September to purchase additional feed. As the feeding season ends in October, the requirements for cash decreases during the winter months. Sales of catfish are traditionally the highest during the March quarter. Furthermore, when the feed line of credit is paid off, the Company will have access to all of its accounts receivable.

         Based upon management's projected sales volume at current sales prices for the period July 1, 1998 through March 31, 1999, management anticipates the Company's fish sales would be sufficient to repay borrowings under the revolving line of credit prior its maturity on March 15, 1999, to bring its unsecured obligations current and to fund operating expenses through March 31, 1999. Management's projected fish sales from April 1, 1999 through June 30, 1999 would not be sufficient to fund operating expenses with the feed requirements during that period. Based upon the anticipated repayment of the revolving line of credit and the collateral which would be available to secure additional borrowings, management believes that the Company will be able to renew the present revolving line of credit for the same amount or obtain a credit agreement with similar terms. The revolving line of credit is collateralized by accounts receivable (book value of $349,148 at June 30, 1998), live fish inventories (book value of $5,533,276 at June 30, 1998), investment in certain cooperative stock (book value of $776,654 at June 30, 1998), and certain property and buildings (book value of $865,534 at June 30, 1998). The Company has obtained an advanced commitment letter from a feed vendor to provide a revolving line of credit for feed purchases for a minimum of $500,000 beginning April 2, 1999 under terms similar to its existing line of credit. The commitment for the line of credit is contingent upon the repayment of the existing line on or before the due date and the pledge of collateral similar to the collateral pledged on the existing line. Management projects that the availability of this line of credit is necessary for the Company to meet its operating cash needs through June 30, 1999 in the normal course of business. Management projects this advanced commitment would only partially meet the Company's needs to finance feed purchases through the end of the 1999 feeding season.

         Notwithstanding the above, Management believes that additional capital will be necessary to support the Company's growth and on going operations. Management believes that current cash combined with cash proceeds from sales of fish will be adequate to fund its planned existing operations through June 30, 1999. However, additional capital will be needed to finance any future capital expenditures. Moreover, the Company may require additional capital, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's possible need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

         YEAR 2000. The year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 98) versus four digits (e.g., 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         The Company has internally conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Such review included specific inquiries about the Year 2000 Issue posed to the vendors of its software programs. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its principal information systems correctly define the year 2000. Although there exists the possibility that Year 2000 issues will be identified, based on such review to date, the Company does not currently expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition.

         The Company replaced its accounting system in fiscal 1997 with a system that is Year 2000 compliant at a cost of approximately $70,000. The old system was replaced based on the Company's system needs. The Company expects to incur no additional costs associated with the Year 2000 Issue.

         The Company has discussed this potential problem with some of its major suppliers and customers and is in the process of contacting others in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition.

         The Company has not developed a Year 2000 contingency plan as a June 30, 1998. The Company is dependent upon feed vendors to supply feed during the feeding season from April to October each year, and is also dependent upon local utility companies to provide electricity to operate aeration equipment. Because live catfish are dormant during the winter months, any year 2000 problems that the feed vendors or utility companies may have would not affect the Company, unless these problems were not corrected by March or April 2000.

         The inability of the Company's customers to effectively deal with their year 2000 issues, if any, could potentially delay sales to the customers which could have a significant adverse affect on the Company's cash flows. The Company has attempted to diversify its customer base to limit its exposure if one or more of its customers does not effectively deal with their 2000 Issues.

         There can be no assurance, however, that instances of noncompliance which could have a material adverse affect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

         OFFAL RECOVERY ALLIANCE.* On June 24, 1998, AquaPro announced the formation of a strategic alliance to scientifically engineer and reclaim high quality minced fish protein, for the global market, by employing advanced techniques recently developed by the Alaskan fishing industry. Flohr Metal Fabricators Inc., Teknotherm Inc., Ocean's Edge Inc., and the Company have combined their respective talents to form the Strategic Alliance.

         The Alliance offers catfish processors the ability to reclaim a significant portion of the catfish offal, currently being sold to rendering plants at two cents per pound ($.02/lb.), and convert it into high quality blocked minced fish protein with a global market supporting forty to seventy cents per pound ($.40-.70/lb.) The Alliance offers to processors a 100% financed turnkey system to design, install, coordinate operations, and market offal recovery products within 90 to 120 days of the agreement.

         The Alliance intends to offer its services first to the catfish industry which produces approximately 265 million pounds of offal per year. The process has the ability to recover premium meat from what machines now leave on the fish's frame and other trimmings. Potentially 60 million pounds of high quality minced product can be recovered for the catfish industry. Processors will be invited to enter into a profit sharing agreement with the Company in which the processor provides the offal and AquaPro's alliance provides the expertise to capture the minced product for sale.*

         As of the middle of September 1998, discussions are underway with two processors. No assurances can be given that any processors will agree to a profit sharing agreement, or that the venture would be profitable. Management knows of no processor that currently has a commercially available flow of minced product for sale.

         Flohr Metal Fabricators, Inc., is a 57-year-old company in Seattle, Washington. It pioneered the involvement of U.S. design and building of Surimi processing in the mid 1980's. Highly experienced in fish processing, it has completed more than 25 shore bases and on vessel Surimi processing lines, some with finished product capacity of over 440,000 pounds per day. Flohr's experience with minced product includes the largest pollock plants in Alaska, factory trawlers for pollock and cod, shore salmon plants in Alaska and Russia as well as Russian factory trawlers. It prides itself on its ability to customize technology to the processing facilities and other applications. Flohr also built the probe that found the Titanic.

         Teknotherm Inc. in Seattle is a subsidiary of Teknotherm A/S, a Norwegian company founded in 1926. Today the company designs and manufactures refrigeration systems for the Fishing, Marine, and Industrial refrigeration market. Since early 1980, Teknotherm has been one of the major suppliers of plate freezer systems for the Fishing industry in Alaska, Norway, Ireland, and Scotland.

         Ocean's Edge, Inc., formed in 1993, is headquartered in South Dartmouth, Massachusetts. In the mid 1980's its principals were among the first companies to use American technology to produce imitation crab, using a pollock surimi as the base. They have conducted extensive research into the application of fish protein into other types of food applications. On the marketing side, they were instrumental in reintroducing Korean hair crab back into the Japanese market. Ocean's Edge is in the process of developing a marketing agreement between AquaPro and the end users of the minced product, including the leader in private label seafood sales with more than 65% of the U.S. market.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Set forth below are the Directors and Executive Officers of AquaPro and their ages, positions held and length of service.


                                                            An Officer of the
                                                              Company (or a             Director of the
                                                            Predecessor of the            Company (or
       Name and Age                 Position                  Company) Since          Predecessor) Since
       ------------                 --------                  --------------          ------------------
   George S. Hastings, Jr.   Chairman of the Board                  1983                       1983
   Age 51                    Chief Executive Officer
                             President

   Kenneth Ostebo            Director                                --                        1998
   Age 41*

   Roger Daley*              Director                                --                        1996
   Age 75

   Joseph Duncan, Sr.*       Director                                --                        1995
   Age 71

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

                  Kenneth Ostebo was appointed a Director of the Company effective May 4, 1998. From 1994 to the present, Mr. Ostebo has been Chief Executive Officer for Ocean's Edge, Inc. a commercial fishing and marketing company. Mr. Ostebo has 21 years experience in the seafood industry and has developed expertise in introducing lesser known products into the marketplace. In 1982, he established new markets for secondary seafood items and brought them to a national level. Mr. Ostebo then started a company using the same processing principles and product development and spent two years on research and development of a new seafood product which ultimately gained national acceptance. Mr. Ostebo has expertise in taking a new product from its inception to target markets to consumer awareness and selling these products on both domestic and international levels.

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

                  Joseph Duncan, Sr. has been elected and has served as a Director since December 30, 1995. Mr. Duncan previously served as Chairman of the Board of Security Alarms & Services Inc. ("SAS") until it was acquired by National Guardian Services Corporation. Prior to that time, SAS was the largest independently-owned, full-line security company in the Central South United States, specializing in burglar and fire alarm systems, access control and security guard services. Mr. Duncan is past president of the National Burglar & Fire Alarm Association, and served as a member of the board of directors of that trade association for fourteen years. In addition, Mr. Duncan served as a board member or advisor to a number of national and regional trade associations including the National Council of Investigation & Security Services, the Central Station Alarm Association, and the Tennessee Burglar & First Alarm Association. Mr. Duncan became a shareholder of the Company pursuant to the Prior Consolidation.

         Based upon a review on the Forms 3 furnished to the Company with respect to its most recent fiscal year, each of the Company's Directors, Executive Officers, Promoters and Control Persons failed to timely file his or her initial Form 3 under Section 16(a) of the Securities and Exchange Act of 1934. Each person filed his or her report on September 29, 1997.

ITEM 10.       EXECUTIVE COMPENSATION

         The following table sets forth remuneration to be paid by the Company and/or its subsidiaries to its Chief Executive Officer and to its other highly compensated executive officers of which there are none whose annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION              LONG-TERM COMPENSATION

                                                                              VALUE OF          SECURITIES
         NAME AND                                                            RESTRICTED         UNDERLYING
     PRINCIPAL POSITION                YEAR        SALARY       BONUS         STOCK(2)          OPTIONS(3)
     ------------------                ----       --------     -------       ----------         ----------
    George S. Hastings, Jr.            1998       $ 70,558     $15,616         $19,500            223,000
    Chief Executive Officer            1997(1)      59,250       7,798          46,875             51,000
                                       1996        118,500      28,000          46,875             51,000

---------------------------------

(1)      A transitional six-month period.

(2) Shares issuable on April 1, but subject to 2-year vesting whereby shares will be lost if employee voluntarily terminates employment or is terminated for cause before the vesting period ends. Shares were valued at $3.13 per Share, which is 50% of the value of $6.25 for 1997 and 1996; shares valued at $1.63 which is 50% of the April 1, 1998 value of $3.25.

(3) Options are exercisable for a 7-year period commencing on the date of issuance of April 1 in 1997 and 1996 at a price of $6.25 per Common Share. Effective August 18, 1998, all options issued prior to 1998 were repriced by the Compensation Committee of the Board of Directors at $2.00 per Common Share, of which Mr. Hastings holds for a total of 153,000 shares. The options issued in 1998 are exercisable for 7-year periods commencing on April 1, 1998 at $3.25 per Common Share (39,000 shares), May 15, 1998 at $3.13 per Common Share (84,000 shares), and May 27, 1998 at $2.84 per Common Share (100,000 shares). See discussion below.

---------------------------------

         The following table sets forth certain information regarding stock options and warrants granted to each named Executive Officer by reason of their employment during the Company's 1998 fiscal year.

                        OPTION/WARRANT GRANTS IN 1998(A)

                                                  INDIVIDUAL GRANTS
                           --------------------------------------------------------

                             NUMBER OF SECURITIES      % OF TOTAL OPTIONS/WARRANTS
                                  UNDERLYING               GRANTS TO EMPLOYEES          EXERCISE OR BASE      EXPIRATION
     NAME                  OPTIONS/WARRANTS GRANTED           IN FISCAL YEAR             PRICE ($/SHARE)         DATE
     ----                  ------------------------          ---------------             ---------------         ----
  George S. Hastings, Jr.          223,000                        89.2%                  $2.84 to $3.25        5/26/2005


         The following table sets forth the value of all unexercised employee stock options and Director Options held by the Named Executive Officers as of June 30, 1998.

                    AGGREGATED OPTION AND WARRANT VALUE TABLE


                                     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                ------------------------------           -------------------------
        NAME                      EXERCISABLE/UNEXERCISABLE(1)           EXERCISABLE/UNEXERCISABLE
        ----                      ----------------------------           -------------------------
  George S. Hastings, Jr.                  376,000/None                          None/None(1)

-------------------------------
     (1) No Options are in-the-money based on the value of the Company's
         Common Stock which, as of September 9, 1998, is $1.00 per Common Share based on the closing price reported on the NASD Bulletin Board.

--------------------------------

         EMPLOYMENT CONTRACTS. The Company has a written employment agreement with Mr. George Hastings. Pursuant to this agreement, he receives a base salary of $150,000 per annum. In addition, Mr. Hastings is entitled to awards of restricted stock, stock options, medical insurance coverage and to such annual bonus compensation as determined by the Board of Directors. The award of any bonus compensation, however, is dependent on the achievement of certain performance levels by the Company, including growth in funds from operations and/or water acres under management. The stock options awarded pursuant to such employment contract is exercisable for a term of seven years at an exercise price equal to the fair market value on such date and are exercisable upon issuance. The employment agreement has an initial three-year term and is automatically extended for an additional year at the end of each year of the agreement, subject to the right of the Company to terminate the contract for cause upon notice or voluntarily by giving at least three months' prior written notice and the payment of severance payment equal to three years of compensation.

         ADJUSTMENT OF EXECUTIVE COMPENSATION. As of July 1997, Mr. and Mrs. Hastings were being paid a combined annual salary on a biweekly basis of $225,000 under their respective employment contracts, which they agreed to divide equally between themselves. Mr. Hastings in addition received $12,000 as a car allowance. In August 1997, Mr. Hastings agreed to reduce his salary to $1 annually until the Company's performance improved. During the months of August 1997 through January 1998 (a period of six months), Mr. and Mrs. Hastings were paid biweekly on an annual basis of $87,000 which they split 50/50. It was also agreed to by the Board's compensation committee that Mr. Hastings would be issued options to buy the Company's stock not to exceed 200,000 shares annually. These options would be issued quarterly at the rate of 50,000 options and would be priced at the same price the preferred stock of the Company converts to common stock in 1998. On May 27, 1998, the Company's Preferred Stock converted to common stock at the price of $2.837 per share. Accordingly, Mr. Hastings was issued 7 year options to purchase 100,000 shares at $2.837 for this six month period of reduced salary.

         In connection with their divorce, Ms. Hastings resigned her positions as an Officer and Director of the Company in January 1998. Also, Mr. Hastings received all of the stock grants and options previously issued to her. The Board agreed to continue to pay $87,000 in salary to Mr. Hastings. Additionally, Mr. Hastings was granted by the compensation committee additional options to be issued quarterly. The first quarter ended on May 15, 1998 and Mr. Hastings was issued 7 year options to buy 84,000 shares at the closing market price of $3.125 on that date. This arrangement superceded the 50,000 shares per quarter that was in effect August 1997 through January 1998.

         The Company has outstanding 7 year options to purchase stock at $6.25 per share that were issued 1995 to 1997 (174,000 shares). On August 18, 1998, the compensation committee recommended and the Board approved that all of the options previously issued at $6.25 per share be repriced at $2.00 per share.

         EXPLANATION OF LONG-TERM COMPENSATION. Under Mr. Hastings employment contract, he is entitled to receive issuances of Restricted Stock in the amounts stated. Total stock of up to approximately 3% of the total outstanding may be issued each year. Also, under his employment contract, Mr. Hastings is awarded stock options in the amount stated entitling the holder to purchase shares at a price of $6.25 per share. These options are for a term of seven years.

         COMPENSATION OF DIRECTORS. The Company pays its outside Directors an annual retainer of $1,000 each September; $500 for each meeting attended in person and $250 for each telephonic meeting. The Company also reimburses each outside Director for his or her out-of-pocket expenses incurred in connection with attending meetings. In addition, the Company annually awards each Director (including Directors who are officers of the Company) options for the purchase of 3,000 Common Shares (the "Director Options"). The Director Options have a term of seven years and are exercisable at a price equal to the fair market value of the Common Shares on the date of issuance. These options have a term of seven years.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 9, 1998, by each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the beneficial ownership by each Officer, Director, and the beneficial ownership of all Directors and Officers as a group:

                                                                            AMOUNT AND NATURE OF
                      NAME & POSITION                                       BENEFICIAL OWNERSHIP
                   OFFICERS AND DIRECTORS                               NUMBER OF COMMON SHARES(%)(1)
                   ----------------------                               -----------------------------
    George S. Hastings, Jr.                                           596,822(2)(3)               (11.43%)
    President, Chief Executive Officer and Chairman of the Board

    Kenneth Ostebo                                                          0                      (0.00%)
    Director

    Roger Daley                                                        64,373(3)                   (1.23%)
    Director

    Joseph F. Duncan, Sr.                                              35,933(4)                   (0.69%)
    Director

    All officers and directors as a group (four persons)              697,128                     (13.35%)

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

         The total number of Common Shares outstanding is 4,818,354 as of June 9, 1998. The total number of options outstanding is 403,000 as of such date. Accordingly, the total number of outstanding Common Shares considered outstanding for purposes of computing the above percentages is 5,221,354.

(2) Includes the following Common Shares, warrants and options held of record by Mr. Hastings: 220,822 Common Shares and 376,000 Common Shares issuable upon the exercise of 364,000 Compensatory Options and 12,000 Director Options.

(3) Includes 55,373 Common Shares held of record and 9,000 Common Shares issuable upon the exercise of Director Options.

(4) Includes 23,993 Common Shares held of record and 12,000 Common Shares issuable upon the exercise of Director Options.

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

         In the Consolidation the Company acquired the assets and liabilities of each Participating Partnership by statutory merger under the laws of the state of Tennessee. Pursuant thereto, the limited partners of each Partnership elected to receive either Units or 7.15% Notes in consideration for their Partnership interests. As a result of the Consolidation, the Company issued its Units and 7.15% Notes to the limited partners of the Partnerships as follows:

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

                  The Notes will bear interest at the rate of 7.15% per annum for the period from and including the date of original issuance (expected to be the Closing Date). The Notes are convertible into common shares at any time at the election of the holder at a price of $10.00 per share. The Notes are redeemable at any time, or from time to time, by AquaPro for a Redemption Price equal to their unpaid principal balance plus accrued interest to the date called for prepayment. The extent to which the Company issues Notes in place of Units in the Recent Consolidation will depend upon elections of the Dissenting Partners whose elections to receive Notes will be honored in full prior to elections for Notes by other Participating Limited Partners. The issuance of the Notes, however, is limited by the Note Restriction which prohibits the issuance of Notes to any Participating Partnership if, as a result of such issuance, the aggregate principal amount of Notes issued to such Participating Partnership in the Recent Consolidation would exceed 20.0% of the Partnership's estimated Net Exchange Value, as described below, on the Closing Date. Also, Dissenting Partners, if any, will have the first election to receive Notes.

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

         Pursuant to the Consolidation, the Company assumed a total of $1,147,513 of collateralized notes of the Partnerships (the "Investor Notes"). The Investor Notes were convertible into Partnership interests, and by reason of the Consolidation, into Units of the common stock of the Company at prices ranging from $10.56 to $12.26 per share. The Investor Notes bear interest at a rate of 10.35% per annum and are payable interest only on a quarterly basis until maturity, when they are due and payable in full. Maturities of the Investor Notes occur in 1999 and 2000. Payment of the Investor Notes is secured by liens on the catfish inventories of the issuing Partnership.


                                     PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

         A List of Exhibits is included with this Report and is attached hereto.

         No Reports on Form 8-K were filed by the Company during the last quarter covered by this Report.

                         Report of Independent Auditors


The Board of Directors and Stockholders
AquaPro Corporation


We have audited the accompanying consolidated balance sheets of AquaPro Corporation and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 1998, the six months ended June 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaPro Corporation and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended June 30, 1998, the six months ended June 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jackson, Mississippi                                      /s/ Ernst & Young LLP
August 28, 1998

                               AquaPro Corporation

                           Consolidated Balance Sheets


                                                                                             JUNE 30
                                                                                    1998                  1997
                                                                             ------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                   $    112,631          $    202,894
   Trade accounts receivable (Note 5)                                               349,148               108,009
   Receivable from affiliate                                                         27,998                27,998
   Live fish inventories (Note 5)                                                 5,533,276             5,740,124
   Prepaid expenses                                                                  21,303                10,516
                                                                             ------------------------------------
Total current assets                                                              6,044,356             6,089,541

Property, buildings and equipment (Note 5):
   Land                                                                           1,783,425             1,781,078
   Ponds and improvements                                                         3,263,405             3,014,785
   Buildings                                                                        458,014               346,416
   Machinery and equipment                                                        2,901,160             2,364,743
                                                                             ------------------------------------
                                                                                  8,406,004             7,507,022
   Accumulated depreciation                                                       2,402,841             1,867,269
                                                                             ------------------------------------
                                                                                  6,003,163             5,639,753

Investments in cooperatives (Notes 4 and 5)                                         833,894               883,518
Other assets                                                                        166,779               104,161







                                                                             ------------------------------------
Total assets                                                                   $ 13,048,192          $ 12,716,973
                                                                             ====================================

                                                                                             JUNE 30
                                                                                    1998                  1997
                                                                             ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 5):
     Bank                                                                      $    586,459          $    497,571
     Officer and director                                                                --               161,254
     Others                                                                          13,505                30,637
   Accounts payable                                                                 195,318               523,255
   Accrued salaries                                                                  17,883               239,994
   Accrued interest and other                                                        28,461                74,628
   Current maturities of long-term debt                                             426,574               272,258
                                                                             ------------------------------------
Total current liabilities                                                         1,268,200             1,799,597

Long-term debt, less current maturities (Note 5)                                  3,829,981             4,102,980

Stockholders' equity:
   Series A Preferred Stock, no par value - authorized 900,000 shares, cumulative, convertible, issued and outstanding 235,507 at
     June 30, 1997 (Note 9)                                                              --             1,837,408
   Preferred stock, par value to be determined by the
     Board of Directors - authorized 100,000 shares, none issued                         --                    --
   Common stock, no par value - authorized 100,000,000
     shares, issued and outstanding 4,818,354 and 2,670,667
     shares at June 30, 1998 and 1997 (Note 6)                                   15,405,803            10,588,311
   Unearned compensation                                                           (101,906)             (126,563)
   Retained earnings (deficit)                                                   (7,353,886)           (5,484,760)
                                                                             ------------------------------------
Total stockholders' equity                                                        7,950,011             6,814,396
                                                                             ====================================
Total liabilities and stockholders' equity                                     $ 13,048,192          $ 12,716,973
                                                                             ====================================



See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Operations


                                                                                SIX MONTHS
                                                            YEAR ENDED             ENDED             YEAR ENDED
                                                              JUNE 30             JUNE 30            DECEMBER 31
                                                               1998                 1997                 1996
                                                          ------------------------------------------------------
Net sales                                                  $ 5,041,463          $ 1,212,468          $ 3,924,954
Cost of products sold                                        4,316,032            1,188,159            3,525,405
                                                          ------------------------------------------------------
Gross profit                                                   725,431               24,309              399,549
Selling, general and administrative (Note 6)                 1,652,570            1,055,540            1,349,499
Impairment loss on long-lived assets                                --                   --            1,019,000
                                                          ------------------------------------------------------
Operating loss                                                (927,139)          (1,031,231)          (1,968,950)

Other income (expense):
   Equity in losses on investments in cooperatives            (260,112)            (272,000)            (109,969)
   Interest expense                                           (460,393)            (212,685)            (555,974)
   Patronage dividend                                          130,724               10,218              105,451
   Other, net                                                  (19,241)              18,173               22,587
                                                          ------------------------------------------------------
                                                              (609,022)            (456,294)            (537,905)
                                                          ------------------------------------------------------
Net loss                                                   $(1,536,161)         $(1,487,525)         $(2,506,855)
                                                          ======================================================
Net loss attributable to common stockholders               $(1,869,126)         $(1,552,952)         $(2,512,080)
                                                          ======================================================
Basic and diluted net loss per common share                $      (.65)         $      (.58)         $     (1.04)
                                                          ======================================================
Weighted average basic and diluted
common shares outstanding                                    2,870,743            2,677,534            2,426,920
                                                          ======================================================


See accompanying notes.

                               AquaPro Corporation

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                           AquaPro Corporation
                                                                                       -----------------------------
                                                                General      Limited
                                                               Partners'    Partners'          Common Stock
                                                                Capital      Capital       Shares        Amount
                                                             -------------------------------------------------------

Balance at January 1, 1996                                   $   10,851     $  92,139     1,664,381    $ 6,495,174
Net loss for the year ended December 31, 1996
Cash distributions                                              (10,851)      (97,665)
Retirement of limited partnership units
Sale of limited partnership units                                                5,526
Common stock issued to employees for future services                                         20,000        150,000
Amortization of unearned compensation
Conversion of debt to stock (Note 5)                                                        186,740      1,717,305
Sale of common stock (Note 6)                                                               362,704      2,137,928
Sale of preferred stock (Note 9)
One-for-five common stock split                                                             218,994
Cash dividend on preferred stock
                                                             -------------------------------------------------------
Balance at December 31, 1996                                          --            --    2,452,819     10,500,407
Net loss for the six months ended June 30, 1997
Common stock issued to employees for services                                                22,500        140,625
Cancellation of common stock granted to
   former employees                                                                          (9,000)       (56,250)
Amortization of unearned compensation
Conversion of warrants to common stock                                                      203,834
Sale of common stock (Note 6)                                                                   514          3,529
Sale of preferred stock (Note 9)
Cash dividend on preferred stock
                                                             -------------------------------------------------------
Balance at June 30, 1997                                              --            --    2,670,667     10,588,311
Net loss for the year ended June 30, 1998
Common stock issued to employees for future services                                         21,000         68,250
Cancellation of common stock granted to
   former employees                                                                          (5,567)       (42,188)
Amortization of unearned compensation
Conversion of debt to common stock                                                            7,930         39,661
Conversion of long-term debt to preferred stock (Note 3)
Sale of preferred stock (Note 9)
Cash dividend on preferred stock
Conversion of preferred stock to common stock (Note 9)                                    2,065,438      4,584,708
Common stock issued as payment of preferred dividends                                        58,886        167,061
                                                             =======================================================
Balance at June 30, 1998                                     $        --   $        --    4,818,354    $15,405,803
                                                             =======================================================

                           AquaPro Corporation
---------------------------------------------------------------------------
                               Additional                      Retained        Total
       Preferred Stock          Paid-In        Unearned        Earnings    Stockholders'
    Shares         Amount       Capital      Compensation     (Deficit)        Equity
-------------------------------------------------------------------------------------------

          --    $        --      $ 26,749     $ (93,750)     $(1,419,728)    $ 5,111,435
                                                              (2,506,855)     (2,506,855)
                                                                                (108,516)
                                  (26,749)                                       (26,749)
                                                                                   5,526
                                               (150,000)                              --
                                                131,250                          131,250
                                                                               1,717,305
                                                                               2,137,928
     104,534        748,169                                                      748,169
                                                                                      --
                                                                  (5,225)         (5,225)
-------------------------------------------------------------------------------------------
     104,534        748,169            --      (112,500)      (3,931,808)      7,204,268
                                                              (1,487,525)     (1,487,525)
                                               (131,250)                           9,375

                                                 56,250                               --
                                                 60,937                           60,937
                                                                                      --
                                                                                   3,529
     130,973      1,089,239                                                    1,089,239
                                                                 (65,427)        (65,427)
-------------------------------------------------------------------------------------------
     235,507      1,837,408                    (126,563)      (5,484,760)      6,814,396
                                                              (1,536,161)     (1,536,161)
                                                (68,250)                              --


                                                 42,188                               --
                                                 50,719                           50,719
                                                                                  39,661
     127,922        984,014                                                      984,014
     227,194      1,763,286                                                    1,763,286
                                                                (165,904)       (165,904)
    (590,623)    (4,584,708)                                                          --
                                                                (167,061)             --
===========================================================================================
          --    $        --      $     --     $(101,906)     $(7,353,886)    $ 7,950,011
===========================================================================================



See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED   SIX MONTHS ENDED   YEAR ENDED
                                                                           JUNE 30         JUNE 30       DECEMBER 31
                                                                             1998             1997             1996
                                                                      -----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                $(1,536,161)     $(1,487,525)     $(2,506,855)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                          700,341          400,706          692,351
     Impairment loss on long-lived assets                                        --               --        1,019,000
     Equity in losses on investments in cooperatives                        260,112          272,000          109,969
     Loss on sale of equipment                                               41,835
     Payments of loss allocations on investments in cooperative            (191,376)              --          (79,969)
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable                    (240,483)         533,298         (366,935)
       (Increase) decrease in live fish inventories                         206,192       (1,190,596)        (276,659)
       Increase in prepaid expenses and other assets                       (130,379)         (14,263)         (17,969)
       Increase (decrease) in accounts payable and accrued expenses        (366,221)         318,368           11,653
                                                                      -----------------------------------------------
Net cash used in operating activities                                    (1,256,140)      (1,168,012)      (1,415,414)

INVESTING ACTIVITIES
Purchases of property and equipment                                      (1,052,597)        (530,422)        (591,474)
Proceeds on sale of equipment                                                35,592
Purchases of investments in cooperatives                                         --               --          (62,000)
                                                                      -----------------------------------------------
Net cash used in investing activities                                    (1,017,005)        (530,422)        (653,474)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                     60,706          (48,084)        (743,758)
Principal payments on long-term borrowings                               (1,428,667)        (149,708)        (741,152)
Proceeds from long-term borrowings                                        1,953,461          312,722          503,178
Proceeds from exercise of common stock purchase rights                           --               --        2,137,928
Proceeds from issuance of preferred stock                                 1,763,286        1,089,239          748,169
Proceeds from exercise of common stock warrants                                  --            3,529               --
Proceeds from sale of limited partnership units                                  --               --            5,525
Cash distributions to partners                                                   --               --         (108,516)
Retirement of limited partnership units                                          --               --          (26,749)
Payments of preferred stock dividends                                      (165,904)         (65,427)          (5,225)
                                                                      -----------------------------------------------
Net cash provided by financing activities                                 2,182,882        1,142,271        1,769,400
                                                                      -----------------------------------------------
Net decrease in cash and cash equivalents                                   (90,263)        (556,163)        (299,488)
Cash and cash equivalents at beginning of period                            202,894          759,057        1,058,545
                                                                      -----------------------------------------------
Cash and cash equivalents at end of period                              $   112,631      $   202,894      $   759,057
                                                                      ===============================================
SUPPLEMENTAL CASH FLOW INFORMATION-
Interest paid                                                           $   503,047      $   238,394      $   501,960
                                                                      ===============================================
NON-CASH FINANCING ACTIVITIES
Conversion of notes payable and long-term debt to common stock          $    39,661      $        --      $ 1,717,305
                                                                      ===============================================
Common stock issued to employees for future services                    $    68,250      $   140,625      $   150,000
                                                                      ===============================================
Conversion of long-term debt to 10.35% convertible notes payable        $        --      $        --      $   214,495
                                                                      ===============================================
Conversion of limited partnership units to notes payable                $        --      $    68,582      $        --
                                                                      ===============================================
Conversion of long-term debt to preferred stock                         $   984,014      $        --      $        --
                                                                      ===============================================
Conversion of accrued salaries and note payable to officers to
long-term debt                                                          $   380,198      $        --      $        --
                                                                      ===============================================
Conversion of preferred stock to common stock                           $ 4,584,708      $        --      $        --
                                                                      ===============================================
Common stock issued as payment of preferred dividends                   $   167,061      $        --      $        --
                                                                      ===============================================

See accompanying notes.

                               AquaPro Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND BUSINESS

AquaPro Corporation (the "Company") and its wholly owned subsidiaries American Fisheries Corporation ("American") and Circle Creek Aquaculture, Inc. ("Circle Creek") own and operate eight catfish farms located in the delta area of the State of Mississippi. The Company acquired the catfish farms by merger with eight affiliated limited partnerships (see Note 2). These mergers have been accounted for in a manner similar to a pooling of interests because of common control. The accompanying consolidated financial statements as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996 have been restated to give effect to the mergers described above and in Note 2. All material intercompany transactions and balances have been eliminated in consolidation.

Effective January 1, 1997, the Company changed its fiscal year end to June 30 from December 31.

The Company conducts catfish farming activities on 1,843 water acres within the State of Mississippi. Catfish farming is concentrated in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. Catfish are sold principally to retail grocery stores and restaurants by catfish processors. The Company's sales are to a limited number of processors and collateral is generally not required. Three processors represented 52%, 31%, and 10% of the Company's net sales for the year ended June 30, 1998; one processor represented 90% of the Company's net sales for the six months ended June 30, 1997; and, three processors represented 55%, 25% and 11%, of the Company's net sales for the year ended December 31, 1996.

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

                               AquaPro Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

LIVE FISH INVENTORIES

Live fish inventories are stated at the lower of average cost or market. Market value is determined as estimated selling price less estimated costs to sell. Revenue is recognized when catfish are delivered live to the processor.

Live fish inventories are purchased as "fingerlings" (generally, 5 to 6 inches in length) and are grown to a marketable size over 9 to 18 months. Because the production cycle generally exceeds one year, management anticipates certain live fish inventories on hand at June 30, 1998 may not be sold during the year ending June 30, 1999. Live fish inventories are classified as a current asset in the accompanying balance sheets consistent with industry practice. The quantities of live fish inventories are determined based upon estimated growth from feed fed and are reduced for the actual quantities sold and observed mortality. The Company estimates fish grow-out based upon 2.5 pounds of feed fed per one pound of live fish growth. The estimated fish grow-out, which includes estimated mortality based on the Company's experience, is based upon published industry data and actual experience of the Company. In addition to the estimated mortality, reductions in inventories for observed mortality are recorded as observed. Management assesses the accuracy of the perpetual inventory records by periodic comparisons with observations of the catfish feeding in each pond and analysis of the trend of pounds of feed fed relative to the pounds of catfish reflected in the perpetual inventory records by pond. Costs associated with live fish production are accumulated during the growing period and consist principally of feed, labor and overhead required to grow the live fish to a marketable size. Each pond is closed approximately every 8 to 10 years and the perpetual inventory records are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in mortality higher than the Company's estimated mortality.

                               AquaPro Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LIVE FISH INVENTORIES (CONTINUED)

Management monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual mortality will vary significantly from estimates. The cost of producing fish for harvest is subject to the cost of grains which is susceptible to significant fluctuations in the commodity markets. The Company establishes prices for a portion of its anticipated feed purchases over specified periods of time through various feed purchase agreements.

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

INCOME TAXES

Income taxes are accounted for by the Company using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes relate to temporary differences between assets and liabilities recognized differently for financial reporting and income tax purposes.

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

                               AquaPro Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED NET LOSS PER COMMON SHARE

In fiscal 1998, the Company adopted the provisions of FASB Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per common share. Unlike primary earnings per common share, basic earnings per common share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per common share is very similar to the previously reported earnings per common share. All earnings
(loss) per common share amounts for all periods have been presented to conform to the Statement 128 requirements.

Basic net loss per common share is computed by dividing net loss applicable to common stock (net loss less dividend requirements for preferred stock of $332,965 in the fiscal year ended June 30, 1998, $65,427 in the six months ended June 30, 1997 and $5,225 in the year ended December 31, 1996) by the weighted average number of common shares outstanding. Common equivalent shares (stock options and warrants) outstanding have not been included in the computation of diluted net loss per common share due to their antidilutive effects for the periods presented.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB statement No. 121, Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to operations when the carrying value exceeds the fair value of the asset.

The adoption by the Company of Statement 121 during the year ended December 31, 1996 resulted in a non-cash charge of $1,019,000 from the write-down of land, ponds and improvements, buildings and goodwill to their estimated fair values. The charge represented the adjustment required to remeasure long-lived assets at the lower of the carrying amount or fair value based upon 1996 appraisals obtained from an independent appraiser in connection with the merger as described in Note 3.

                               AquaPro Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective in fiscal 1999, FASB Statement No. 130, Reporting Comprehensive Income, requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Management does not expect FASB No. 130 to have a significant impact on the Company in fiscal 1999.

Also, effective for fiscal 1999 is FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information which requires companies to report financial and descriptive information about their reportable operating segments. Management does not expect FASB No. 131 to have a significant impact on the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to fiscal 1998 presentation.

2.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended June 30, 1998, the six months ended June 30, 1997 and the year ended December 31, 1996, the Company incurred net losses of $1,536,161, $1,487,525 and $2,506,855, respectively, and had deficient cash flow from operating activities of $1,256,140, $1,168,012 and $1,415,414 for those same periods. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately attain profitability.

Subsequent to June 30, 1998, the Company reached the limit on borrowings available under the $1,000,000 revolving line of credit used solely to fund purchases of feed. Management attributed these additional borrowings to the increase in catfish production, as compared to the prior year, along with the end of the growing season approaching. Management also borrowed $165,000 from third parties to fund feed purchases in excess of the amount funded by the revolving line of credit. The growing season, or months in which catfish are fed, generally is from April through October. As described in Note 5, the required principal payments on borrowings under the revolving line of credit consist of approximately 55% of collections on accounts receivable.

Based upon management's projected sales volume at current sales prices for the period July 1, 1998 through March 31, 1999, management anticipates the Company's fish sales would be sufficient to repay borrowings under the revolving line of credit prior its maturity on March 15, 1999, to bring its unsecured obligations current and to fund operating expenses through March 31, 1999. Management's projected fish sales from April 1, 1999 through June 30, 1999 would not be sufficient to fund operating expenses including the feed requirements during that period. Based upon the anticipated repayment of the revolving line of credit and the collateral which would be available to secure additional borrowings, management believes that the Company will be able to renew the present revolving line of credit for the same amount or obtain a credit agreement with similar terms. The revolving line of credit is collateralized by accounts receivable (book value of $349,148 at June 30, 1998), live fish inventories (book value of $5,533,276 at June 30, 1998), investment in certain cooperative stock (book value of $776,654 at June 30, 1998), and certain property and buildings (book value of $865,534 at June 30, 1998). The Company has obtained an advanced commitment letter from a feed vendor to provide a revolving line of credit for feed purchases for a minimum of $500,000 beginning April 2, 1999 under terms similar to its existing line of credit. The commitment for the line of credit is contingent upon the repayment of the existing line on or before the due date and the pledge of collateral similar to the collateral pledged on the existing line. Management projects that the availability of a line of credit under this commitment is necessary for the Company to meet its operating cash needs through June 30, 1999 in the normal course of business. Management projects this advanced commitment would only partially meet the Company's needs to finance feed purchases through the end of the 1999 feeding season.

3. MERGERS

Effective June 30, 1997, the Company acquired the assets and assumed the liabilities of Circle Creek Aquaculture V, L.P., Circle Creek Aquaculture VI, L.P., Circle Creek Aquaculture VII, L.P., and Circle Creek Aquaculture VIII, L.P., ("Circle Creek V-VIII"). Circle Creek V-VIII were engaged in catfish farming in the State of Mississippi and were previously managed by the Company pursuant to management agreements. The mergers are accounted for as a reorganization of the entities under common control into the Company. Accordingly, the transactions are accounted for on the historical cost basis of Circle Creek V-VIII. The carrying amounts for the general and limited partners' capital of Circle Creek V-VIII were transferred to the Company's common stock as of January 1, 1995.

                               AquaPro Corporation

3. MERGERS (CONTINUED)

In consideration for the assets and liabilities of Circle Creek V-VIII, the Company issued 708,926 "Units" and $68,582 of 7.15% Convertible Notes based upon the relative fair value of the net assets of the Company and Circle Creek V-VIII. A Unit consisted of 1.6 shares of common stock and one 90-day right to purchase one share of the Company's 7.0% Series A Preferred Stock for $9.50 (the "Preferred Stock Rights"). Also, as part of the merger, the Company offered its Series A Preferred Stock in exchange for $1,147,513 in principal amount of certain 10.35% notes of Circle Creek V-VIII (the "Investor Notes"). This exchange offer commenced subsequent to June 30, 1997 and was completed by September 30, 1997. Each holder of Investor Notes was offered 1.3 shares of Series A Preferred Stock for each $10 of Investor Notes. In the aggregate, $984,014 of Investor Notes were exchanged for 127,922 shares of Series A Preferred Stock.

Separate revenues and net loss of the merged entities are presented in the following table.

                                 SIX MONTHS ENDED     YEAR ENDED
                                      JUNE 30         DECEMBER 31
                                        1997             1996
                                    ----------------------------

Revenues:
    AquaPro Corporation             $   604,805      $ 2,837,274
    Circle Creek V-VIII               1,129,114        1,667,751
    Elimination of intercompany
      Transactions                     (521,451)        (580,071)
                                    ----------------------------
    Total                           $ 1,212,468      $ 3,924,954
                                    ============================

Net loss:
    AquaPro Corporation             $  (972,102)     $  (886,786)
    Circle Creek V-VIII                (482,522)      (1,592,813)
    Elimination of intercompany
      Transactions                      (32,901)         (27,256)
                                    ----------------------------
    Net loss, as reported           $(1,487,525)     $(2,506,855)
                                    ============================

In connection with the mergers, approximately $213,000 of merger costs and expenses were incurred and have been included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 1997. The merger costs and expenses consisted principally of legal and consulting fees.

                               AquaPro Corporation

4. INVESTMENTS IN COOPERATIVES

Investments in cooperatives consist of the following:

                                                                       JUNE 30
                                                                 1998            1997
                                                         --------------------------------

Delta Pride Catfish, Inc.                                       $664,654       $714,278
Fishco, Inc.                                                     112,000        112,000
Indi-Bell, Inc.                                                   57,240         57,240
                                                         --------------------------------
                                                                $833,894       $883,518
                                                         ================================

The ownership of Delta Pride Catfish, Inc. ("Delta Pride") and Fishco, Inc. ("Fishco") stock provides the Company the right to sell live catfish to Delta Pride and Fishco. Delta Pride is the Company's most significant customer. Substantially all of the Company's catfish feed purchases are from Indi-Bell, Inc.

5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable-bank consists of borrowings under a $1,000,000 revolving line of credit used solely to fund purchases of feed. Interest accrues at the prime rate plus 1.65% and the line of credit expires March 15, 1999. Interest is paid monthly and principal is paid with approximately 55 percent (40 cents per pound of fish sold) of all collections of accounts receivable.

The notes payable-officer and director outstanding at June 30, 1997 and accrued officers' salaries of $230,000 were converted to five year unsecured notes during January 1998 and April 1998.

                               AquaPro Corporation

5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following:

                                                                                           JUNE 30
                                                                                      1998           1997
                                                                                   --------------------------
Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $186,000 due beginning April 1, 1999 through 2003 and
$149,000 April 1, 2004 through 2018; interest accrues at a variable rate
(8.35% at June 30, 1998)                                                            $1,422,000    $        --

Note payable to a bank with monthly principal and interest payments of $11,754 through March 2000 and a final payment of approximately $979,000 due April 2000
with interest at prime plus 2 1/2% (11% at June 30, 1998)                            1,033,654      1,055,244

Convertible notes payable with interest due quarterly at 10.35% and
principal due December 1999 ($63,500) and December 2000 ($100,000)                     163,500      1,147,513

Convertible notes payable with interest due quarterly at 10.35% and
principal due December 2002                                                            363,593        363,593

Note payable to a bank with annual principal payments of $43,610 due beginning
May 1, 1999 through 2003; interest accrues at prime rate plus one percent
(9.5% at June 30, 1998) and is payable semi-annually                                   218,048             --

Convertible notes payable with interest due quarterly at 7.15% and
principal due December 2003                                                             28,921         68,582

Notes payable to an insurance company with interest at 7.7% to 9.5%                         --        651,200

Notes payable to the Federal Land Bank with interest at variable rates
(9.05% at June 30, 1997)                                                                    --        512,095

Notes payable to a finance company with annual payments aggregating approximately $104,000 including interest at rates ranging from 6% to 10.65%,
maturing at various dates from July 1998 through April 2003                            242,806        200,603

                               AquaPro Corporation

5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Capital lease obligations to Farm Credit Leasing Services Corporation with quarterly payments aggregating $12,185 including interest at an
effective rate of 8.5% through June 2002                                               146,430        180,300

Note payable to an officer and director of the Company with monthly payments of
$3,810 including interest at 8.75%, maturing April 2003                                179,635             --

Note payable to a former officer and director of the Company with monthly
payments of $4,000 including interest at 8.75%, maturing January 2003                  182,515             --

Notes payable to various finance companies with monthly payments aggregating
$9,200 including interest at rates ranging from 4.92% to
11.77%, maturing at various dates through April 2001                                   230,006        141,931

Note payable to a bank with monthly payments of $1,156 including interest at
prime plus 1.65% (10.15% at June 30, 1998) through June 2002                            45,447         54,177
                                                                                   --------------------------
                                                                                     4,256,555      4,375,238
Less current maturities                                                                426,574        272,258
                                                                                   --------------------------
                                                                                    $3,829,981     $4,102,980
                                                                                   ==========================

The 10.35% convertible notes payable due in 2002 are convertible into shares of the Company's common stock at a price of $10.42 per share at the noteholders' option at any time prior to maturity. The 7.15% convertible notes are convertible into shares of the Company's stock at a price of $10 per share at the noteholders' option at any time prior to maturity. The convertible notes may be paid by the Company at any time without penalty.

During 1996, certain holders of the unsecured and convertible (prime plus 3%) notes payable converted notes with a principal balance of $1,678,762 into 167,876 units. Also in 1996, certain holders of the unsecured notes payable and convertible notes payable (prime plus 3%) converted notes with a principal balance of $214,495 into the 10.35% convertible notes payable.

During 1996, the Company issued 18,864 shares of its common stock to certain officers and directors for the cancellation of $136,764 in notes payable to officers and directors.

                               AquaPro Corporation

5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

During the quarter ended September 30, 1997, the holders of the 10.35% convertible notes payable due in 1999 and 2000 were offered 1.3 shares of the Company's Series A Preferred Stock for each $10 of principal in an exchange offer (see Note 3). In the aggregate, approximately $984,014 of these notes were exchanged for 127,922 shares of preferred stock. Convertible notes not converted pursuant to this offer are convertible into shares of the Company's common stock at the noteholders' option any time prior to maturity at a price of $6.56 to $8.08 per share.

Substantially all trade accounts receivable, live fish inventories, property, buildings and equipment and cooperative stock are pledged as collateral to the note payable to bank and long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum net worth, current and debt service coverage ratios beginning in fiscal year 1999.

The aggregate annual maturities of long-term debt at June 30, 1998 are as follows:

          1999                                     $  426,574
          2000                                      1,462,641
          2001                                        434,083
          2002                                        269,909
          2003                                        575,419
          Thereafter                                1,087,929
                                              ------------------
                                                   $4,256,555
                                              ==================

6. COMMON STOCK

The Company had stock purchase warrants with an expiration date of December 31, 1997 that allowed the holder to purchase 1.2 shares of the Company's common stock for $8.75. On June 30, 1997, the Company exercised its option to convert the stock purchase warrants into 203,834 shares of the Company's common stock.

                               AquaPro Corporation

6. COMMON STOCK (CONTINUED)

During 1996, the Company received $2,137,928, net of related expenses pertaining to broker-dealer commissions, legal, printing, travel and other, from the sale of 429,865 shares of common stock at $7.25 per share pursuant to the exercise of $7.25 stock purchase rights and 5,380 shares of common stock at $8.25 per share pursuant to the exercise of $8.25 stock purchase warrants. In connection with the exercise of the $7.25 stock purchase rights, the Company granted broker-dealers options to purchase 39,117 shares of the Company's common stock at $9.38 per share. The options are exercisable at any time through June 2001. There are also 235,507 $7.50 stock purchase warrants outstanding at June 30, 1998 pertaining to preferred stock issued in 1997 and 1996 (see Note 9). None of the options have been exercised as of June 30, 1998. No other stock purchase rights or warrants are outstanding at June 30, 1998.

During the fiscal year ended June 30, 1998 and six months ended June 30, 1997, the Company granted to key employees 21,000 shares of common stock at $3.25 per share and 22,500 shares of common stock at $6.25 per share, respectively. The Company also granted 24,000 shares of common stock at $6.25 per share to key employees during the year ended December 31, 1996. The shares generally vest after a two-year period. Unearned compensation expense is amortized to selling, general and administrative expenses in the accompanying consolidated statements of operations over the vesting period. Common shares totaling 5,567 and 9,000 previously granted were canceled during the fiscal year ended June 30, 1998 and six-month period ended June 30, 1997, respectively.

                               AquaPro Corporation

7. EMPLOYEE STOCK OPTIONS

The Company granted directors and certain key employees options to purchase shares of common stock at $2.84 to $3.25 per share during the fiscal year ended June 30, 1998 and $6.25 per share during the six months ended June 30, 1997 and year ended December 31, 1996 as follows:

                                                          Weighted Average
                                            Shares         Exercise Price
                                    ----------------------------------------

Outstanding at January 1, 1997              129,000             6.25
Granted                                      63,000             6.25
Forfeited                                   (12,000)            6.25
                                    -------------------
Outstanding at June 30, 1997                180,000             6.25
Granted                                     253,000             3.01
Forfeited                                    (9,000)            6.25
                                    -------------------
Outstanding at June 30, 1998                424,000             4.32
                                    ===================

The options were granted for a seven-year period and, are exercisable at anytime prior to their expiration at various dates from March 31, 2002 to May 27, 2005.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 1.076 for the year ended June 30, 1998 and .01 for the six months ended June 30, 1997 and the year ended December 31, 1996; weighted-average expected life of options of 3 years; risk-free interest rate of 6%; and no dividend yield.

                               AquaPro Corporation

7. EMPLOYEE STOCK OPTIONS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options granted for the fiscal year ended June 30, 1998 and the six months ended June 30, 1997, and the year ended December 31, 1996 is amortized to expense over the vesting period. The Company's pro forma net losses were $2,078,258, $1,538,525, and $2,572,855 for the fiscal year ended June 30, 1998 and the six months ended June 30, 1997 and the year ended December 31, 1996, respectively, and the Company's pro forma basic and diluted loss per common share was $(.84) $(.60) and $(1.06), respectively, for those same periods. The weighted average fair value of options granted during the fiscal year ended June 30, 1998 was $2.14. The weighted average fair value of options granted during the six months ended June 30, 1997 and the year ended December 31, 1996 was $1.00.

8. PROFIT-SHARING PLAN

Effective January 1, 1997, the Company established a profit sharing plan for substantially all employees. This plan provides for monthly contributions based on employee deferrals. The Company made contributions of approximately $6,300 and $9,100 to the plan for the year ended June 30, 1998 and the six month period ended June 30, 1997, respectively.

9. PREFERRED STOCK

During the year ended June 30, 1998, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock.

                               AquaPro Corporation

9. PREFERRED STOCK (CONTINUED)

During the six months ended June 30, 1997, the Company received $1,089,239, net of related expenses pertaining to broker-dealer commissions, legal, printing, travel and other, from the sale of 130,973 "Preferred Units." In 1996, the Company received $748,169, net of related expenses pertaining to broker-dealer commissions, legal, printing, travel and other, from the sale of 104,534 "Preferred Units". A Preferred Unit consists of one share of the Company's Series A Preferred Stock and one $7.50 common stock purchase warrant. The $7.50 stock purchase warrants (235,507 warrants outstanding at June 30, 1998) allow the holder to purchase one share of the Company's common stock for $7.50 prior to the expiration date of December 31, 1998. The warrants will be automatically converted into three-tenths of a share of the Company's common stock if not exercised by that date.

The Series A Preferred Stock had cumulative annual dividends of $0.70 per share, payable quarterly. On May 29, 1998, all of the Company's preferred stock was converted to common stock under a mandatory exchange provision. The conversion ratio was the average closing price of the Company's common stock during its first 65 days of trading (which commenced February 24, 1998). The average closing price of the Company's stock during this period was $2.837. Accordingly,
3.52485 shares of common stock were issued for each share of $10 Series A Preferred Stock outstanding or a total of 2,065,438 common shares in exchange for 590,623 preferred shares. Additionally, the Company paid the Series A Preferred Stock dividends for the period from January 1, 1998 through May 28, 1998 with shares of common stock. The same exchange ratio used in the mandatory conversion discussed above was used to determine the number of common shares issued as payment of the dividend. Accordingly, a total of 58,886 shares was issued as payment of $167,061 in Series A Preferred Stock dividends.

10. INCOME TAXES

For the year ended December 31, 1996 and the six months ended June 30, 1997, taxable income and losses of Circle Creek V-VIII were reported on the tax returns of the partners. Accordingly, income taxes have not been provided in the accompanying consolidated financial statements applicable to losses of Circle Creek V-VIII for 1996 and for the six months ended June 30, 1997 . The merger described in Note 3 was treated as a taxable transaction by the partners with the excess of the fair value of the related assets and liabilities over the tax basis reported as taxable income to the partners.

                               AquaPro Corporation

10. INCOME TAXES (CONTINUED)

The Company had net operating loss carryovers of approximately $5,100,000 at June 30, 1998, to reduce future taxable income through 2013.

Components of the Company's deferred tax assets consisted of the following:

                                                                    JUNE 30
                                                            1998               1997
                                                      -------------------------------------
Deferred tax assets - noncurrent:
   Goodwill for income tax purposes                      $ 2,283,000       $ 2,440,000
   Net operating loss carryforward                         1,900,000           960,000
   Other                                                      42,000           206,000
                                                      -------------------------------------
                                                           4,225,000         3,606,000
Valuation allowance for deferred tax assets               (4,225,000)       (3,606,000)
                                                      -------------------------------------
Net deferred tax assets                                  $        --       $        --
                                                      =====================================

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values at June 30, 1998 and 1997. The carrying amount for investments in cooperatives approximates their fair value at June 30, 1998 and 1997 based upon estimates of recent sales of stock of the cooperative obtained by management.

Notes payable to banks and officers and directors were at variable rates which approximated fair value at June 30, 1998 and 1997. The fair value of notes payable-other and long-term debt, which was estimated using discounted cash flow analysis based upon the Company's incremental borrowing rates for similar borrowings arrangements, approximated their carrying amounts at June 30, 1998 and 1997.

                                LIST OF EXHIBITS

                               AQUAPRO CORPORATION


                                                                EXHIBIT
                   ITEM                                            NO.
AquaPro's Charter (1)                                              3.1

AquaPro's Amended and Restated Charter (1)                         3.2

AquaPro's Articles of Correction to Charter (1)                    3.3

AquaPro's Articles of Amendment to Charter (1)                     3.4

AquaPro's First Amended and Restated Bylaws (1)                    3.5

Plan and Agreement of Consolidation for CCA I - IV (1)             3.6

Plan and Agreement of Consolidation for CCA V - VIII (1)           3.7

Articles of Merger of CCA I - IV and AquaPro Corporation (1)       3.8

Amended Plan and Agreement of Merger of CCA V - VIII and
AquaPro Corporation (2)                                            3.9

Articles of Merger of CCA V - VIII and AquaPro Corporation (2)     3.10

Form of Common Stock Certificate (1)                               4.1

Form of $10.50 Common Stock Warrant (1)                            4.2

Form of $10.50 Warrant Agreement (1)                               4.3

Form of 10.35% Debenture (1)                                       4.4

Form of 10.35% Loan Note Agreement (1)                             4.5

Form of Series A Preferred Stock Certificate (1)                   4.6

Form of $7.50 Common Stock Warrant (1)                             4.7

Form of $9.50 Stock Right (2)                                      4.8

Form of $9.50 Stock Rights Agreement (2)                           4.9

Exchange Form for Investor Notes (2)                               4.10

Form of 10.35% Collateralized Convertible Note (2)                     4.11

Form of Agency Agreement 10.35% Collateralized
Convertible Notes (2)                                                  4.12

Form of Security Agreement 10.35% Collateralized
Convertible Notes (2)                                                  4.13

Marketing Agreement with Delta Pride (1)                               10.1

Agreements with Delta Western ("Indi Bell") (1)                        10.2

Security Agreement, Guaranty, Note with Community Bank (1)             10.3

Note, Deed of Trust, Security Agreement with Met Life (Balmoral) (1)   10.4

Note and Deed of Trust with Met Life (Cypress Lake) (1)                10.5

Employment Agreement with George S. Hastings, Jr.  (1)                 10.6

Employment Agreement with Patricia G. Hastings (1)                     10.7

Note and Deed of Trust with Sunburst Bank (CCA V) (2)                  10.8

Note, Deed of Trust, Loan Agreements, and Finance Charge
Agreement with Metropolitan Life (CCA VI) (2)                          10.9

Deed of Trust, Assumption Agreements, Modification and Loan
Agreements and other communications with Federal Land Bank
(CCA VII and VIII) (2)                                                 10.10

Four Agreements with Delta Western (Indi-Bell) (3)                     10.11

Commitment Letter, Guaranty, Note Agreement, Security Agreement
with Community Bank Dated May 14, 1998                                 10.12

Promissory Note, Interest Rate Disclosure, Settlement Statements,
Deed of Trust and Security Agreement with Farm Credit Bank
of Texas Dated June 9, 1998                                            10.13

Financial Data Schedule                                                27.1
--------------------------------------------------------------------------------


(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-SB (File # 000-29258).

(2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed September 29, 1997 (File
# 000-29258).

(3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-QSB filed May 15, 1998 (File # 000-29258).

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hermitage, Tennessee on September 25, 1998.

                                     AQUAPRO CORPORATION



Dated: September 25, 1998            By:  /s/ George S. Hastings, Jr.
                                          --------------------------------------
                                          George S. Hastings, Jr.
                                          Chief Executive Officer, President and
                                          Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the date indicated.


By: /s/ George S. Hastings, Jr.                               September 25, 1998
--------------------------------
George S. Hastings, Jr., Chief Executive Officer, President
(Principal Executive Officer and Principal Accounting
Officer) and Chairman of the Board


By: /s/ Roger Daley                                           September 25, 1998
-------------------
Roger Daley, Director


By: /s/ Joseph F. Duncan                                      September 25, 1998
------------------------
Joseph F. Duncan, Sr., Director


By: /s/ Ken Ostebo                                            September 25, 1998
------------------
Ken Ostebo, Director