Form 10QSB
period 1998-09-30
AQUAPRO CORP
filed 1998-11-17
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
          For the transition period from ___________ to ______________

                         Commission file number 0-29258

                               AQUAPRO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Tennessee                                      62-1598919
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                  Identification number)

            105 Bonnabrook Dr., Suite 202, Hermitage, Tennessee 37076
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

Yes [ X ]       No [   ]

As of November 16, 1998, Registrant had outstanding 4,818,354 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]

                                      INDEX


PART I.      FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          Page No.
              Condensed Consolidated Balance Sheets at September 30, 1998
              (Unaudited) and June 30, 1998.....................................3

              Condensed Consolidated Statements of Operations for the
              quarters ended September 30, 1998 and 1997 (Unaudited)............5

              Condensed Consolidated Statements of Cash Flows for the
              quarters ended September 30, 1998 and 1997 (Unaudited)............6

              Notes to Unaudited Condensed Consolidated Financial Statements....7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................7


PART II.     OTHER INFORMATION

     Item 1.  Legal Proceedings................................................11

     Item 2.  Changes in Securities............................................11

     Item 3.  Defaults Upon Senior Securities..................................11

     Item 4.  Submission of Matters to a Vote of Security Holders..............11

     Item 5.  Other Information................................................11

     Item 6.  Exhibits and Reports on Form 8-K.................................11

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                               AquaPro Corporation
                      Condensed Consolidated Balance Sheets


                                                        September 30,        June 30,
                                                            1998              1998
                                                        ------------------------------
                                                        (Unaudited)          (Note)
Assets
Current assets:
   Cash and cash equivalents                            $    65,864        $   112,631
   Trade accounts receivable                                469,746            349,148
   Receivables from affiliates                                 --               27,998
   Live fish inventories                                  6,101,235          5,533,276
   Prepaid expenses                                          59,462             21,303
                                                        ------------------------------
Total current assets                                      6,696,307          6,044,356

Property, buildings and equipment, net                    5,876,564          6,003,163
Investments in cooperatives                                 853,554            833,894
Delivery rights and other intangible assets, net            113,923            166,779
                                                        ------------------------------
Total assets                                            $13,540,348        $13,048,192
                                                        ==============================





See accompanying notes to unaudited condensed consolidated financial statements.

                                                                September 30,         June 30,
                                                                    1998                1998
                                                                ---------------------------------
                                                                (Unaudited)             (Note)
Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                                $  1,069,311         $    599,964
   Accounts payable                                                  337,202              195,318
   Accrued salaries                                                     --                 17,883
   Accrued interest and other                                         56,565               28,461
   Current maturities of long-term debt                              421,425              426,574
                                                                ---------------------------------
Total current liabilities                                          1,884,503            1,268,200
Long-term debt, less current maturities                            3,760,745            3,829,981
Stockholders' equity:
   Common stock, no par value - authorized 100,000,000
   shares, issued and outstanding 4,809,354 at September
   30, 1998 and 4,818354 at June 30, 1998                         15,367,554           15,405,803
   Unearned compensation                                             (60,000)            (101,906)
   Retained earnings (deficit)                                    (7,412,454)          (7,353,886)
                                                                ---------------------------------
Total stockholders' equity                                         7,895,100            7,950,011
                                                                ---------------------------------
Total liabilities and stockholders' equity                      $ 13,540,348         $ 13,048,192
                                                                =================================


See accompanying notes to unaudited condensed consolidated financial statements.


Note: The Balance Sheet at June 30, 1998 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                           1998              1997
                                                       -----------------------------
Revenues:
Net sales                                              $ 1,678,440       $ 1,294,943
Cost of products sold                                    1,301,141         1,091,010
                                                       -----------------------------
Gross Profit                                               377,299           203,933

Selling, general and administrative                        382,258           430,918
                                                       -----------------------------
Operating loss                                              (4,959)         (226,985)

Other (income) expense:
   Equity in losses on investment in cooperatives           23,000              --
   Interest expense                                        130,368            95,634
   Other, net                                              (99,759)          (44,398)
                                                       -----------------------------
                                                            53,609            51,236
                                                       -----------------------------
Net loss                                               $   (58,568)      $  (278,221)
                                                       =============================
Basic and diluted net loss per share                   $      (.01)      $     (0.12)
                                                       =============================
Basic and diluted weighted average common shares
outstanding                                              4,887,379         2,670,667
                                                       =============================



See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                              Three Months Ended
                                                                 September 30
                                                            1998             1997
                                                         ---------------------------
Net cash used in operating activities                    $(413,348)      $(1,134,706)

Cash flows from investing activities:
Purchases of property and equipment                        (34,643)         (271,669)
Purchases of cooperative stock and related payments        (19,660)         (114,826)
Proceeds from note receivable from affiliate                27,998
Net cash used in investing activities                      (26,305)         (386,495)

Cash flows from financing activities:
Net increase in notes payable                              462,120           766,420
Principal payments on long-term borrowings                 (69,234)         (140,607)
Proceeds from long-term borrowings                            --              99,748
Proceeds from issuance of preferred stock                     --             691,800
Payments of preferred stock dividends                         --             (41,296)
                                                         ---------------------------
Net cash provided by financing activities                  392,886         1,376,065
                                                         ---------------------------
Net decrease in cash and cash equivalents                  (46,767)         (145,136)
Cash and cash equivalents at beginning of period           112,631           202,894
                                                         ---------------------------
Cash and cash equivalents at end of period               $  65,864       $    57,758
                                                         ===========================
Non-cash financing activities:
Cancellation of 9,000 shares of common stock                38,250

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998

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


    RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

    REVENUE. Net sales during the three month period ended September 30, 1998 totaled $1,678,440 compared to $1,293,443 for the same period in 1997. This represents an increase of $384,997 or 29.8%. Volume increased 473,820 pounds to 2,245,820 pounds of catfish sold, a record first quarter high for the Company, compared to 1,772,000 pounds sold during the three month period ended September 30, 1997. Accordingly, volume represented a 26.7% increase during the three months ended September 30, 1998 compared to the same period in 1997. Volume increased due to increased stocking and feeding levels attained in calendar 1998 compared to calendar 1997.

    Sales volume is greatly affected by stocking and feeding levels in the 12 to 18 month grow out period required for fish to mature to market size. This increase in volume was partially enhanced by a price increase of approximately 2 cents a pound to 74.7 cents realized in 1998 compared to 1997 when the average price of fish sold was 72.9 cents. This increase in average price resulted from higher prices received by the Company's major customers from food distributors, restaurants, and grocers due to a shortage in supply of fish. The Company's major customers in turn passed on the higher prices to the catfish farmers, including the Company. In November 1998, prices have lowered to the range of 68 to 75 cents per pound, primarily due to the seasonal increase of supply of fish after the growing season and the lower demand during the Thanksgiving and Christmas seasons. However, the Company cannot predict the future trend of fish prices.*

    Management expects sales volume to decline slightly from the quarter ended September 30, 1998, but to exceed the volume of sales from the quarter ended December 31, 1997.*

    GROSS PROFIT during the three month period totaled $377,299 compared to $203,933 for the same period in 1997. This represents an increase of $173,366 or 85% in Gross Profit. Gross Profits are expected to continue to increase as Cost of Goods Sold decrease.*

    COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $1,301,141, an increase of $210,131 or 19.3% compared to the same three month period of 1997, while net sales increased 29.8%. Margin from fish sales was 22.5% during the three month period ended September 30, 1998 as compared to a margin of 15.7% in the same period in 1997.

    Cost of Goods Sold per pound decreased 7% to 58 cents per pound for the quarter ended September 30, 1998 from 62 cents in the quarter ended September, 1997.

    Management expects Cost of Goods Sold per pound to continue to reduce due to increased inventory growth at reduced cost.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the three month period ended September 30, 1998 were $382,258 or $48,660 lower than in the three month period ended September 30, 1997. This is a 11.3% decrease in total costs and a decrease of 30.2%, based on volume. Selling, General, and Administrative costs per pound reduced from 24 cents to 17 cents per pound sold. Seining and hauling increased approximately $30,000 because of increased sales, with the net decrease resulting from reductions in administrative, legal, and accounting costs.

     DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE). During the three month period ended September 30, 1998, the Company recorded a net charge of $23,000 for its share of estimated losses of Delta Pride's operations for its current fiscal year. No reserve was recorded for the period ended September 30, 1997.

     Starting in October of 1998, the Company began making the first of five $34,984.59 monthly payments to Delta Pride. A sixth and final payment of $30,632.76 is due the 15th of March, 1999. The total payments of $205,555.71 represent the cooperative assessment to the Company for its share of Delta Pride's losses for its fiscal year ended June 30, 1998.

     In an effort to reduce these charge backs, the Company's president has run for and been elected to the Board of Directors of Delta Pride. The first year of his three year term ended in October of 1998. The results of the efforts of the Board of Directors at Delta Pride have not yet been successful in reducing that cooperative's losses. There can be no assurance that the losses can be stopped*

     Over the last three years, the Company has reduced its dependence upon sales to Delta Pride from approximately 90% of sales to approximately 45% of sales expected for the current year.*

     INTEREST EXPENSE. Interest expense increased $34,734 or 36.3% to $130,368 in the three month period ended September 30, 1998 compared to the same period in 1997. The average outstanding balances on short-term feed lines of credit were higher in the quarter ended September 30, 1998 than in the same period in the prior year. Management anticipates slightly higher levels of debt and interest expense during the next four quarters due to funding certain capital expenditures and increased levels of short-term borrowings during the summer feeding season.*

     SEASONALITY OF OPERATING RESULTS. In prior years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. Accordingly, interim operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had a current ratio of 3.5 to 1, as opposed to 4.8 to 1 at June 30, 1998. Current assets exceeded current liabilities by $4,811,804 in September 1998 compared to $4,776,156 in June 1998. Cash and cash equivalents reduced during the three month period ended September, 1998 by $46,767.

     Cash and cash equivalents were used primarily to fund operating expenses and to grow live fish inventories. Live fish inventories increased by approximately $567,959 during the three month period ended September 30, 1998 due to the three months of feeding during the summer. Management expects live fish inventories to decrease during the next two quarters from normal sales activities since the feeding season does not begin fully until the second calendar quarter of 1999. Feed costs are added to inventory when purchased.

     The Company intends to fund its operations primarily through fish sales, cash reserves and its $1,000,000 feed credit line with a bank. On May 14, 1998, a $1,000,000 credit line was established with a bank in Mississippi as a revolving line of credit solely for catfish feed purchases. Borrowings are secured by shares of the Company's cooperative processing stock, accounts receivable, live fish inventories and two of the Company's farming properties. Interest is paid monthly and principal is paid with approximately 55 percent (40 cents per pounds of fish sold) of all collections of accounts receivable. Interest accrues at the prime rate plus 165 basis points and the commitment expires March 15, 1999 with no prepayment penalty. As of November 12, 1998 the balance owed on the revolving line of credit is $624,529. The Company, based on its current sales schedule, intends to retire the entire amount before the March, 1999 due date.*

     Notwithstanding the above, Management believes that additional capital will be necessary to support the Company's growth and on going operations. Management believes that current cash combined with cash proceeds from sales of fish will be adequate to fund its planned existing operation through June 30, 1999. However, additional capital will be needed to finance any future capital expenditures. Moreover, the Company may require additional capital, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's possible need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

     PART II.         OTHER INFORMATION



     Item 1.          Legal Proceedings

                      None

     Item 2.          Changes in Securities

                      None

     Item 3.          Defaults Upon Senior Securities

                      None

     Item 4.          Submission of Matters to a Vote of Security Holders

               At the Annual meeting scheduled November 16, 1998 three questions were submitted to shareholders:

                       1.  Election of the Board of Directors;
                       2. Proposal to ratify the appointment of Ernst and Young LLP, as Independent auditors for the Company;
                       3. To transact such other business as may properly come before the meeting.

     Item 5.           Other Information

                       None

     Item 6.           Exhibits and Reports on Form 8-K

                       Exhibits:         None

                       Reports on Form 8-K:           None

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        AquaPro Corporation
                                        (Registrant)

     Dated:    November  16, 1998               By: /s/ George S. Hastings, Jr
               ------------------                   ---------------------------
                                                    President and Chairman