Form 10QSB/A
period 1998-09-30
AQUAPRO CORP
filed 1999-02-09
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the three month period ended September 30, 1998 were $382,258 or $48,660 lower than in the three month period ended September 30, 1997. This is a 12.7% decrease in total costs and a decrease of 30.2%, based on volume. Selling, General, and Administrative costs per pound reduced from 24 cents to 17 cents per pound sold. Seining and hauling increased approximately $30,000 because of increased sales, with the net decrease resulting from reductions in administrative, legal, and accounting costs.

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


     Item 3.      YEAR 2000*

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

     The Company has conducted a review of its internal computer systems to determine the extent of any Year 2000 problem including potential problems with the Company's computer system relying on computer chips or software that use dates stored as its first two digits (e.g. 99) versus four digits (e.g. 1999). The review addressed both information technology (IT) and non-IT systems. Non-IT systems typically include embedded technology such as micro controllers.

     Based on discussions with the vendors of both its hardware and software equipment, the Company has concluded that certain facets of the system will require further upgrading to become compliant with Year 2000. AquaPro is in the process of moving its accounting and information systems to its Mississippi office. As part of the move, the Company has engaged an outside firm to handle these upgrades. The Company expects to have the system functional in Mississippi by the summer of 1999. AquaPro does not expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition. The cost of the move and the verification is estimated to be between three and seven thousand dollars ($3,000 - $7,000). The cost of verification is expected to be less than one thousand ($1,000) of this amount. The source of funds for this cost is accounted for in the Company's normal office overhead.

     In regard to the Non-IT systems and micro controllers, the Company has determined that the type of equipment employed on its catfish farms do not utilize micro controllers or do not utilize micro controllers that are date sensitive. Modern farm trucks, however, do utilize computers to control ignition and other functions to cause the engine to operate. Discussions with the vendors of these vehicles indicated that those functions are not date sensitive.

     The Company's major suppliers or customers face the same Year 2000 issues. If they are not Year 2000 compliant, some disruption of the Company's operations, sales or collections could occur.

     The Company has made inquiries to its feed vendor and major customers. In each of these cases, the response has been that the respective company views the Year 2000 issues with all seriousness, is working on the issue internally, and expects to be fully prepared by the summer of 1999. Those companies have agreed to update their progress with AquaPro so the Company may be assured of their compliance or modify its own plans accordingly. In each case, the information technology used is of a simple basis and compliance on the easier side of the difficulty continuum.

     The Company's major supplier, comprising approximately half of the Company's expense budget for a year (i.e. $2,400,000) is Delta Western Feed Cooperative. However, no feeding is expected until late February. If Delta Western could not comply by that date and there were a total break down of their systems, manual books would have to be kept.

     The Company's credit facility ($1,000,000) is through Community Bank. As the proceeds of sales of catfish are received, Community withholds forty cents ($.40) per pound of fish sales to apply against the outstanding balance of the credit line. Community Bank officials have addressed their significant Year 2000 issues and are currently having the results of their efforts reviewed by banking regulators. The Bank expects to issue a letter to AquaPro shortly indicating successful conversion of its computer systems.

     The Company's credit facility, feed purchases and draws and repayments on its credit line go hand in hand. Historically, Delta Western has guaranteed payment of ninety percent (90%) of the Company's feed line to the Bank. Currently the day-to-day transactions are reviewed by AquaPro, Delta Western and the Bank.

     The Company's major customers are catfish processors. In every case, discussions have revealed that the processors intend to be ready for the Year 2000 by the summer of 1999. The processors have hired outside consultants that are reviewing both the micro controllers in the plant processing equipment and the office information systems.

     Their contingency plans would include reverting to a manual recording of fish deliveries, sales of processed fish to their customers, billing, collections, and payment to fish farmers. This could result in the processors paying less for fish or increasing market prices thereby reducing demand and sales of catfish. This would cause a decrease in sales dollars and/or cause the Company to sell fewer pounds of fish.

     The worst case scenarios would include the processors' or suppliers' information technology failure. Any switch to manual record keeping would require the Company to hire additional personnel which could add between one and two cents ($.01 - .02) per pound sold. It is not thought that sales and the mechanical day-to-day operations would cease. It should be noted that the time of the year which Year 2000 problems could occur is during a period of slow activity on a catfish farm. The winter is normally a time to maintain equipment, fine tune budgets for the coming feeding season and finalize credit lines. AquaPro has attempted to diversify its customer base to limit its exposure to vendors who do not effectively deal with their Year 2000 issues.

                                   Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                             AquaPro Corporation
                                             (Registrant)

Dated:     February 9, 1999                  By: /s/ George S. Hastings, Jr
           ----------------                      --------------------------
                                                 President and Chairman