Form 10QSB
period 1998-12-31
AQUAPRO CORP
filed 1999-02-16
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

                  1100 Highway 3, Sunflower, Mississippi 38778
--------------------------------------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code:              (601) 569-3331

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

As of February 10, 1999, Registrant had outstanding 4,883,443 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):    Yes [ ]    No [X]

                                      INDEX

                                                                                                                     Page No.
                                                                                                                     --------
PART 1. FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheet at December 31, 1998 (unaudited)
                   and June 30, 1998                                                                                     3

                   Condensed Consolidated Statements of Operations for the Three and
                   Six Months ended December 31, 1998 and 1997 (unaudited)                                               5

                   Condensed Consolidated Statements of Cash Flows for the Six Months
                   ended December 31, 1998 and 1997                                                                      7

                   Notes to Unaudited Condensed Consolidated Financial Statements                                        8

        Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                             8

        Item 3.    Year 2000                                                                                            10

        Item 4.    Outlook                                                                                              12

PART II OTHER INFORMATION

        Item 1.    Legal Proceedings                                                                                    16

        Item 2.    Changes in Securities                                                                                16

        Item 3.    Defaults Upon Senior Securities                                                                      16

        Item 4.    Submission of Matters to a Vote of Security Holders                                                  16

        Item 5.    Other Information                                                                                    16

        Item 6.    Exhibits and Reports on Form 8-K                                                                     16

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               AquaPro Corporation
                      Condensed Consolidated Balance Sheet

                                                                                      December 31,             June 30,
                                                                                         1998                    1998
                                                                                      (Unaudited)               (Note)
Assets
Current assets:
   Cash and cash equivalents                                                               68,688                  112,631
   Trade accounts receivable                                                              506,394                  349,148
   Receivables from affiliates                                                                                      27,998
   Live fish inventories                                                                5,320,265                5,533,276
   Prepaid expenses                                                                       192,568                   21,303
                                                                                     ------------             ------------
Total current assets                                                                    6,087,915                6,044,356
Property, buildings and equipment, net                                                  5,753,205                6,003,163
Investments in cooperatives                                                               871,279                  833,894
Other assets                                                                              131,977                  166,779
                                                                                     ------------             ------------
Total assets                                                                         $ 12,844,376             $ 13,048,192




 See accompanying notes to unaudited consolidated financial statements.

                                                                                      December 31,             June 30,
                                                                                         1998                    1998
                                                                                      (Unaudited)               (Note)
Liabilities and stockholders' equity
Current liabilities:

   Notes payable                                                                          335,406                  599,964
   Accounts payable                                                                       340,000                  195,318
   Accrued salaries                                                                            --                   17,883
   Accrued interest and other                                                             194,356                   28,461
   Current maturities of long-term debt                                                   432,887                  426,574
                                                                                     ------------             ------------
Total current liabilities                                                               1,302,649                1,268,200

Long-term debt, less current maturities                                                 3,718,157                3,829,981
                                                                                     ------------             ------------
Stockholders' equity:
   Common stock, no par value - authorized 100,000,000 shares, issued and outstanding 4,883,443 at December 31, 1998 and 4,818,354
   shares at June 30, 1998                                                             15,364,303               15,405,803
   Unearned compensation                                                                  (47,968)                (101,906)
   Retained earnings (deficit)
                                                                                       (7,492,765)              (7,353,886)

                                                                                     ------------             ------------
Total stockholders' equity                                                              7,823,570                7,950,011
                                                                                     ------------             ------------
Total liabilities and stockholders' equity                                           $ 12,844,376             $ 13,048,192



See accompanying notes to unaudited consolidated financial statements.

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles.

                               AquaPro Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                                            Three Months ended
                                                                                                 December 31
                                                                                         1998                     1997
                                                                                     ------------             ------------
Net sales                                                                               1,870,423                  962,345
Cost of products sold                                                                   1,422,061                  857,462
                                                                                     ------------             ------------
Gross Profit                                                                              448,362                  104,883
Selling, general and administrative                                                       456,012                  449,259
                                                                                     ------------             ------------
Operating loss                                                                             (7,650)                (344,376)

Other (income) expense:
   Equity in losses on investment in cooperatives                                          44,569                   27,112
   Interest expense                                                                       119,707                  116,553
   Other, net                                                                             (91,614)                 (47,079)
                                                                                     ------------             ------------
                                                                                           72,662                   96,586
                                                                                     ------------             ------------
       Net loss                                                                      $    (80,312)            $   (440,962)
                                                                                     ============             ============
Basic and diluted net loss per share                                                        (0.02)                   (0.21)

Basic and diluted weighted average common shares outstanding                            4,883,068                2,671,712



See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                              Six Months ended
                                                                                                 December 31
                                                                                         1998                     1997
                                                                                     ------------             ------------
Net sales:                                                                              3,548,863                2,257,288
Cost of products sold                                                                   2,723,201                1,948,472
                                                                                     ------------             ------------
Gross Profit                                                                              825,662                  308,816

Selling, general and administrative                                                       838,270                  880,177
                                                                                     ------------             ------------
Operating loss                                                                            (12,608)                (571,361)

Other (income) expense:
   Equity in losses on investment in cooperatives                                          67,569                   27,112
   Interest expense                                                                       250,075                  212,187
Other, net                                                                               (191,373)                 (91,477)
                                                                                     ------------             ------------
                                                                                          126,271                  147,822
                                                                                     ------------             ------------
Net loss                                                                                 (138,879)                (719,183)
                                                                                     ============             ============
Basic and diluted net loss per share                                                        (0.03)                   (0.33)
                                                                                     ============             ============
Basic and diluted weighted average common shares outstanding                            4,885,586                2,671,264


See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months ended
                                                                                                 December 31
                                                                                         1998                     1997
                                                                                     ------------             ------------
Net cash provided by (used in) operating activities                                  $    359,500             $ (1,130,379)
                                                                                     ------------             ------------
Cash flows from investing activities:
Purchases of property and equipment                                                       (75,591)                (452,472)
Purchases of cooperative stock and related payments                                            --                 (145,101)
Proceeds from note receivable from affiliate                                               27,998                       --
Refund on stock investment                                                                 14,220                       --
                                                                                     ------------             ------------
Net cash used in investing activities                                                     (33,373)                (597,573)
                                                                                     ------------             ------------
Cash flows from financing activities:
Net increase (decrease) in notes payable                                                 (264,559)                 312,740
Principal payments on long-term borrowings                                               (105,511)                (174,912)
Proceeds from long-term borrowings                                                             --                  149,216
Proceeds from issuance of preferred stock                                                      --                1,763,286
Payments of preferred stock dividends                                                          --                 (162,604)
                                                                                     ------------             ------------
Net cash provided by (used in) financing activities                                      (370,070)               1,887,726
                                                                                     ------------             ------------
Net increase (decrease) in cash and cash equivalents                                      (43,943)                 159,774
Cash and cash equivalents at beginning of period                                          112,631                  202,894
                                                                                     ------------             ------------
Cash and cash equivalents at end of period                                                 68,688             $    362,668
                                                                                     ============             ============

Non-cash financing activities:
Conversion of long-term debt to Series A Preferred Stock                                       --             $    984,014
Conversion of Preferred Warrants to common stock                                           48,530                       --
Cancellation of 12,000 shares of common stock                                        $     48,000                       --
                                                                                     ============             ============



See accompanying notes to unaudited consolidated financial statements

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 1998

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

2.   Long-Term Debt and Stockholder's Equity

     During the six months ended December 31, 1998, the Company converted all outstanding Preferred Stock Warrants, according to their terms, into three-tenths (0.03) of a share each. In total, 70,589 new shares were issued to the holders of the warrants.

     Also during the six months ended December 31, 1998, the Company canceled 12,000 shares forfeited by non-vested employees.

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

     RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     REVENUE. Net sales during the three month period ended December 31, 1998 totaled $1,870,423 compared to $962,345 for the same period in 1997. This represents an increase of $908,078 or 94.4%. Volume increased 1,290,890 pounds to 2,639,890 pounds of fish sold compared to 1,349,000 pounds sold during the three month period ended December 31, 1997. Accordingly, volume represented a 95.7% increase during the three months ended December 31, 1998 compared to the same period in 1997. The increase in volume offset the change in the average price of fish for the three month period. This average price saw a decline from 71.3 cents per pound in 1997 to 70.8 cents per pound in 1998.

     COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $1,422,061, an increase of $564,599 or 65.8% compared to the same three month period of 1997, while net sales increased 94.4%. On a per pound basis, the Costs of Products Sold saw a decrease from 63.6 cents in the three month period December 31, 1997 to 53.9 cents in 1998. Margin from fish sales was 24% during the three month period ended December 31, 1998 as compared to 10.9% in the same period in 1997. Cost of Products Sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the three month period ended December 31, 1998 were $456,012 or $6,753 higher than in the three month period ended December 31, 1997. The Selling, General and Administrative expenses represented a decrease in relation to sales volume, from 33.3 cents per pound sold in 1997 to 17.3 cents per pound in 1998.

     DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE). During the three month period ended December 31, 1998, the Company recorded a net charge of $44,569 for its share of estimated losses of Delta Pride's operations. During the same period in 1997, there was a charge of $27,112 for such losses. As of December 31, 1998, the Company had made three of five monthly payments of $34,984.59 to Delta Pride. A sixth and final payment of $30,632.76 is due March 15, 1999. The total payments of $205,555.71 represents the cooperative assessment of the Company for its share of the losses incurred by Delta Pride for its fiscal year ended June 30, 1998.

     INTEREST EXPENSE. Interest expense increased $3,154 or 2.7% to $119,707 in the three month period ended December 31, 1998 compared to the same period in 1997. However, interest expense per pounds of product sold decreased from 8.6 cents in 1997 to 4.5 cents per pound in 1998.

     RESULTS OF OPERATIONS SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

     REVENUE. Net sales during the six month period ended December 31, 1998 totaled $3,548,863 compared to $2,257,288 for the same period in 1997. This represents an increase of $1,291,575 or 57.2%. Volume increased 1,759,110 pounds to 4,889,110 pounds of fish sold compared to 3,130,000 pounds sold during the six month period ended December 31, 1997. Accordingly, volume represented a 56.2% increase during the six months ended December 31, 1998 compared to the same period in 1997. This volume increase was enhanced by a slight increase of about one-half cent in the average selling price of fish, prices received in the first quarter being higher than those received in the second quarter.

     COST OF PRODUCTS SOLD AND MARGIN. Cost of Products Sold was $2,723,201, an increase of $774,729 or 39.8% compared to the same six month period of 1997, while net sales increased 57.3%. On a per pound basis, the Costs of Products Sold saw a decrease from 62.3 cents in the six month period ended December 31, 1997 to 55.7 cents in 1998. Margin from fish sales was 23.3% during the six month period ended December 31, 1998 as compared to 13.6% in the same period for 1997.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, General and Administrative expenses during the six month period ended December 31, 1998 were $838,270 or $41,907 lower than in the six month period ended December 31, 1997. Selling, General and Administrative expenses also represented a decrease in relation to sales volume, from 28.1 cents per pound sold in 1997 to 17.1 cents per pound in 1998.

     DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES IN INVESTMENT IN COOPERATIVE). During the six month period ended December 31, 1998, the Company recorded a net charge of $67,569 for its share of estimated losses of Delta Pride's operations. During the same period in 1997, the charge was estimated at $27,112. As of December 31, 1998, the Company had made three of five monthly payments of $34,984.59 to Delta Pride. A sixth and final payment of $30,632.76 is due on March 15, 1999. The total payments of $205,555.71 represents the cooperative assessment to the Company for its share of the losses incurred by Delta Pride for its fiscal year ended June 30, 1998.

     INTEREST EXPENSE. Interest expense increased $37,888 or 17.9% to $250,075 in the six month period ended December 31, 1998 compared to the same period in 1997. However, interest expense per pound of product sold decreased from
     6.8 cents per pound sold in 1997 to 5.1 cents in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had a current ratio of 4.7 to 1, as opposed to 4.8 to 1 at June 30, 1998. Current assets exceeded current liabilities by $4,785,266 in December 1998 compared to $4,776,156 in June 1998. Cash and cash equivalents decreased during the six month period ended December 31, 1998 by $43,943.

     Cash and cash equivalents were used primarily to fund operating losses and grow live fish inventories. Live fish inventories increased from approximately 9.5 million pounds on June 30, 1998 to approximately 10.1 million pounds on December 31, 1998, while the cost basis of this inventory decreased by approximately $213,000. During the summer months and through the end of October, fish consume the greatest amount of feed in the year. Feed costs are added to inventory when purchased.

     For the six month period ended December 31, 1998, the Company saw a net operating cash inflow of $359,500 compared to an outflow of $1,130,379 for the same period in the previous year.

     During the six month period ended December 31, 1998, the Company purchased approximately $76,000 in property and equipment.

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

     The Company's credit facility ($1,000,000) is through Community Bank. As the proceeds of sales of catfish are received, Community withholds forty cents ($ .40) per pound of fish sales to apply against the outstanding balance of the credit line. Community Bank officials have addressed their significant Year 2000 issues and are currently having the results of their efforts reviewed by banking regulators. The Bank expects to issue a letter to AquaPro shortly indicating successful conversion of its computer systems.

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

     Item 4. Outlook

     This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions except as noted below.

     AquaPro expects that the demand for and consumption of catfish will continue to grow. According to the U.S. Department of Census, Catfish sales nationwide increased seven percent (7%) in 1998 and are up ten percent (10%)for the first month of 1999 over the same month in 1998. AquaPro's revenues are totally dependent upon sales of its fish. The Company's operating income or loss is a function of the number of pounds of fish sold, the price received for those fish, the costs to produce those fish, and the costs to operate as a publicly traded company.

     AquaPro's strategy is to increase it fish production and sales while simultaneously reducing the costs per pound of operations and administration. It is also striving to create new revenue streams with its minced recovery system discussed below. Increasing both production of fish and sales requires either an increase in the number of fish grown per acre, an increase in the number of acres in production, or both.

     The Company has increased its production and sales from its existing acreage for the three and six month periods by 95.7% and 56.2% (respectively) compared to the same periods in fiscal 1998. Sales for the last six months of this fiscal year are expected to be approximately 3,650,000 pounds or about the same as FYE 6/30/1998. Sales in the second six months of FYE 6/30/1998 were a record 3,796,000 or 132% increase over FYE 6/30/1997. If management's sales budget is met by June 30, 1999 the Company will have had a 23% increase over the prior year. Management continues to strive to increase the production of fish per existing water acre and has budgeted feeding and expense levels designed to increase production an additional ten to fifteen percent (10-15%). Management expects that such a level of production would be the highest sustainable output on the existing water acres. However, market acceptance of catfish, our own conversion rate of feed to pounds of fish, weather conditions and all of the uncertainties of farming can have a detrimental impact on the outcome of fish production.

     Costs of Products Sold is calculated by dividing the pounds in inventory into the costs of raising that inventory, which gives an average cost per pound. Fish require twelve to eighteen months to become marketable size, so costs accumulate during this period. As current costs of farming increase or decrease those costs affect the average cost for the whole inventory. The result is that it takes over a year for the full impact of changed cost to work its way through the inventory.

     During the feeding seasons of Spring, Summer, and Fall the pounds in inventory increase dramatically at a rate normally in excess of the costs being added, reducing the average cost in inventory. During the winter, sales continue but without pounds being added. Costs also continue (such as depreciation, labor, etc.). Therefore, fewer pounds are divided into higher costs resulting in an increase in the average cost per pound in inventory and for sales.

     For the six months ended December 31, 1998 the Costs of Product Sold was
     55.7 cents per pound verses 62.3 cents a year earlier. This is a result of efforts to reduce farming costs. During the feeding season ended fall of 1997, the Company paid approximately 30 cents (.30) in feed costs for each pound grown on its fish. On February 11, 1999 the Company fixed the price for this year's feed by contract with the feed mill. The price fixed per ton results in a cost of 23.7 cents per pound added to inventory at the Company's assumed 2.5 to 1.0 feed conversion rate. Eleven thousand tons has now been booked at a price $550,000 less than last year's feeding costs. However, the effect of the lower feed cost will average in over the entire feeding season.

     Selling, General and Administrative Expenses have both a variable and fixed component. For the six months ended December 31, 1998, Selling, General and Administrative Expenses were reduced to 17.1 cents per pound compared to
     28.1 cents per pound for the six months ended December 31, 1997. This reduction was the result of the combination of fewer dollars being spent during the period while more pounds of fish were sold. Seining and hauling (selling expenses) are variable expenses and increase with increases in sales of fish. For the six months ended December 31, 1998, seining and hauling represented twenty seven percent (27%) of total Selling, General and Administrative Expenses (or 4.6 cents per pound).

     Administrative expenses are costs such as accounting, legal, costs of SEC filings, and professional office staff. The majority of these expenses are not incurred by family farmers but are a necessity for a publicly held company such as AquaPro. These expenses do not tend to vary with fish sales volume. For the six months ended December 31, 1998, these expenses represented seventy three percent (73%) of total Selling, General and Administrative Expenses (or 12.5 cents per pound.)

     The Company's strategic plans include increasing the number of water acres farmed in order to increase the number of pounds of fish sold. Increased sales of fish would require only a slight increase in administrative costs. It is management's belief that its budgeted production on its existing farms can support the costs of operations and being a public company. It further believes that the production from new acreage will not cause a proportional increase in fixed expenses for the Company and hence those new operations can produce a better net margin.

     The Company is currently rebuilding 135 water acres of ponds on its Hidden Lakes farm at a cost of approximately $200,000. These ponds have been out of production because of their age and poor condition. The ponds are expected to be completed in time for this year's growing season unless climatic conditions lengthen the refurbishing period. The addition of the 135 acres will be an increase of approximately eight percent (8%) in operating water acres for the Company. This year the newly constructed ponds are budgeted to be fry grow out ponds, producing fingerlings this growing season for sale to other farmers or for use on any new acreage the Company might acquire in the future. The following growing season the ponds are slated to become grow out ponds for food fish.

     The Company is also in negotiation with the owners of two non-related farms for the purchase of one or both of these farms. In both cases the owners are willing to finance the purchase of the land, ponds, equipment, and standing inventory of fish. However, operations of a catfish farm require almost as much capital each year as the purchase price of the farm itself. Therefore, establishment of an operating credit line for any acquisition is of critical importance. The Company is in negotiation with lending institutions to acquire lines of credit to operate one or both of these farms. As of this time it is not known whether the Company will be successful in obtaining these credit lines or farms.

     The Company is continuing its efforts to bring the process of recovering high quality minced fish protein from the frames and trimmings of the fish to the catfish industry. While such processes have existed for years in the ocean fish industry, the catfish industry has not yet developed the process, instead opting to sell the frames and trimmings as Offal to rendering plants. Offal sells for two cents per pound while high quality minced block sells for a gross price of forty to seventy (.40 - .70) cents per pound. The Company offers processors a turn-key installation of the system in return for sharing a modest share of the profits with AquaPro.

     The industry's largest processor, Delta Pride, reviewed the Company's proposal and decided to attempt the project itself. It obtained limited success and has currently decided to slow its emphasis on development, instead focusing on more key operating problems at the plant.

     However, three other processors have expressed a serious interest in developing the process with AquaPro and are in various stages of process experimentation and negotiation with the Company.

     The Company's future results of operations and the other forward-looking statements contained in this outlook - in particular the statements regarding growth in the catfish industry, gross margin, capital spending, marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: risks involving the price and availability of equipment and supplies, climatic, environmental and biological risks such as weather, natural catastrophes and disease, and market risks regarding the price and strength of the consumer market for the Company's catfish production. The risk exposure of each of these categories is amplified by competition between the Company and other catfish producers, particularly those located within the Mississippi Delta. If the Company is unable to maintain its operating costs at levels which allow the Company to realize a profit in its catfish sales, the Company will not be profitable and if these conditions would persists, the Company would fail and the shareholders would lose some or all of their investment.

     Certain risks, such as adverse climatic conditions, natural disasters, disease, consumer demand and competition, are outside the Management's control and, to a varying extent, cannot be planned for or avoided. The occurrence of one or more of these events could deplete the Company's operating reserves and resources and thereby result in the need for additional capital.

     AquaPro believes that it is in the right place at the right time in the development of aquaculture. It believes that it has the talent and experience to obtain business success, but future events such as access to credit lines, revenues, costs, margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

              During the six months ended December 31, 1998, the Company converted all outstanding Preferred Stock Warrants, according to their terms, into three-tenths (0.03) of a share each. In total, 70,589 new shares were issued to the holders of the warrants.

              Also during the six months ended December 31, 1998, the Company canceled 12,000 shares forfeited by non-vested employees.

     Item 3.  Defaults Upon Senior Securities

                       None

     Item 4.  Submission of Matters to a Vote of Security Holders

                       None

     Item 5.  Other Information

                       None

     Item 6.  Exhibits and Reports on Form 8-K

                       Exhibits:                          None

                            Ex-27    Financial Data Schedule (for SEC use only)

                       Reports on Form 8-K:               None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AquaPro Corporation
                                        (Registrant)



Dated:  February 12, 1998               By: /s/ Mike W. Jackson
        -----------------                   -----------------------------------
                                            Chief Accounting Officer
                                            And Secretary