Form 10QSB
period 1999-03-31
AQUAPRO CORP
filed 1999-05-17
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999

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

                  1100 Highway 3, Sunflower, Mississippi 38778
--------------------------------------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code:               (662) 569-3331

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]       No [     ]

As of April 29, 1999, Registrant had outstanding 4,883,881 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format
   (Check one):                                       Yes [    ]    No [ X ]

                                      INDEX



                                                                                               Page
                                                                                               No.
PART I                FINANCIAL INFORMATION

           Item 1.    FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheet at March 31, 1999 (unaudited)
                      and June 30, 1998                                                         3

                      Condensed Consolidated Statements of Operations for the Three and
                      Nine Months ended March 31, 1999 and 1998 (unaudited)                     5

                      Condensed Consolidated Statements of Cash Flows for the Nine Months
                      ended March 31, 1999 and 1998 (unaudited)                                 7

                      Notes to Unaudited Condensed Consolidated Financial Statements            8

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                 8


PART II               OTHER INFORMATION

           Item 1.    Legal Proceedings                                                        16

           Item 2.    Changes in Securities                                                    16

           Item 3.    Defaults Upon Senior Securities                                          16

           Item 4.    Submission of Matters to a Vote of Security Holders                      16

           Item 5.    Other Information                                                        16

           Item 6.    Exhibits and Reports on Form 8-K                                         16

                          PART I FINANCIAL INFORMATION

Item 1.                        Financial Statements


                               AquaPro Corporation
                      Condensed Consolidated Balance Sheets


                                             March 31,         June 30,
                                               1999              1998
                                            -----------      -----------
                                            (Unaudited)         (Note)
Assets
Current assets:
   Cash and cash equivalents                $   250,371      $   112,631
   Trade accounts receivable                    172,534          349,148
   Receivable from affiliates                         0           27,998
   Live fish inventories                      4,779,189        5,533,276
   Prepaid expenses                             103,454           21,303
                                            -----------      -----------
Total current assets                          5,305,548        6,044,356

Property, buildings and equipment, net        5,775,519        6,003,163
Investments in cooperatives                     817,769          833,894
Other assets                                    117,654          166,779
                                            -----------      -----------
Total assets                                $12,016,490      $13,048,192
                                            ===========      ===========



 See accompanying notes to unaudited consolidated financial statements.

                                                                March 31,          June 30,
                                                                  1999               1998
                                                              ------------       ------------
                                                               (Unaudited)          (Note)
Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                              $          0       $    599,964
   Accounts payable and accrued expenses                           311,227            241,662
   Current maturities of long-term debt                            454,403            426,574
                                                              ------------       ------------
Total current liabilities                                          765,630          1,268,200

Long-term debt, less current maturities                          3,637,025          3,829,981
                                                              ------------       ------------
Total liabilities                                                4,402,655          5,098,181
                                                              ------------       ------------
Stockholders' equity:
   Common stock, no par value - authorized 100,000,000
   shares, Issued and outstanding 4,883,881 at March 31,
   1999 and 4,818,354 shares at June 30, 1998                   15,367,803         15,405,803
   Unearned compensation                                           (41,414)          (101,906)
   Retained earnings (deficit)                                  (7,712,554)        (7,353,886)
                                                              ------------       ------------
Total stockholders' equity                                       7,613,835          7,950,011
                                                              ------------       ------------
Total liabilities and stockholders' equity                    $ 12,016,490       $ 13,048,192
                                                              ============       ============


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

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                      Three Months ended
                                                                            March 31,
                                                                  -----------------------------
                                                                     1999              1998
                                                                  -----------       -----------
Net sales                                                         $ 1,330,351       $ 1,913,200
Cost of products sold                                                 998,385         1,636,528
                                                                  -----------       -----------
Gross profit                                                          331,966           276,672

Selling, general and administrative                                   386,444           474,369
                                                                  -----------       -----------
Operating loss                                                        (54,478)         (197,697)
                                                                  -----------       -----------
Other (income) expense:
   Equity in losses on investment in cooperatives                     154,111            68,000
   Interest expense                                                   111,616           126,075
   Other, net                                                        (100,417)          (47,079)
                                                                  -----------       -----------
                                                                      165,310           146,996
                                                                  -----------       -----------
Net loss                                                          $  (219,788)      $  (344,693)
                                                                  ===========       ===========
Basic and diluted net loss per share                                    (0.05)            (0.17)
                                                                  ===========       ===========
Basic and diluted weighted average common shares outstanding        4,883,006         2,674,097
                                                                  ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                        Nine Months ended
                                                                             March 31,
                                                                  -----------------------------
                                                                     1999             1998
                                                                  -----------       -----------
Net sales                                                         $ 4,879,214       $ 4,168,988
Cost of products sold                                               3,721,587         3,585,000
                                                                  -----------       -----------
Gross profit                                                        1,157,627           583,988

Selling, general and administrative                                 1,224,713         1,341,449
                                                                  -----------       -----------
Operating loss                                                        (67,086)         (757,461)
                                                                  -----------       -----------
Other (income) expense:
   Equity in losses on investment in cooperatives                     221,681            95,257
   Interest expense                                                   361,691           338,262
   Other, net                                                        (291,790)         (127,104)
                                                                  -----------       -----------
                                                                      291,582           306,415
                                                                  -----------       -----------
Net loss                                                          $  (358,668)      $(1,063,876)
                                                                  ===========       ===========
Basic and diluted net loss per share                                    (0.07)            (0.50)
                                                                  ===========       ===========
Basic and diluted weighted average common shares outstanding        4,842,202         2,672,039
                                                                  ===========       ===========

                               AquaPro Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine Months ended
                                                                        March 31,
                                                              -----------------------------
                                                                 1999              1998
                                                              -----------       -----------
Net cash provided by (used in) operating activities           $ 1,126,898       $  (112,497)
                                                              -----------       -----------

Cash flows from investing activities:
Purchases of property and equipment                              (266,283)         (547,694)
Purchases of cooperative stock and related payments                     0          (191,376)
Proceeds from note receivable from affiliate                       27,998                 0
Refund on stock investment                                         14,220                 0
                                                              -----------       -----------
Net cash used in investing activities                            (224,065)         (739,070)
                                                              -----------       -----------
Cash flows from financing activities:
Net increase (decrease) in notes payable                         (599,964)         (401,473)
Principal payments on long-term borrowings                       (257,703)         (258,853)
Proceeds from long-term borrowings                                 92,574           170,700
Proceeds from issuance of preferred stock                               0         1,763,286
Payments of preferred stock dividends                                   0          (166,810)
                                                              -----------       -----------
Net cash provided by (used in) financing activities              (765,093)        1,106,850
                                                              -----------       -----------
Net increase in cash and cash equivalents                         137,740           255,283
Cash and cash equivalents at beginning of period                  112,631           202,894
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $   250,371       $   458,177
                                                              ===========       ===========

Non-cash financing activities:
Conversion of long-term debt to Series A Preferred Stock             --         $   984,014
Conversion of Preferred Warrants to common stock              $    48,530              --
Cancellation of 12,000 shares of non-vested common                                     --
      stock                                                   $    48,000

See accompanying notes to unaudited consolidated financial statements

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999

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

2.   Long-Term Debt and Stockholder's Equity

     During the nine months ended March 31, 1999, the Company converted all outstanding Preferred Stock Warrants, according to their terms, into three-tenths (0.03) of a share each. In total, 70,589 new shares were issued to the holders of the warrants.

     Also during the nine months ended March 31, 1999, the Company issued 6,500 shares in grants to employees, and canceled 12,000 shares forfeited by non-vested employees. 438 shares were issued to outside investors.


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

     RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     REVENUE. Net sales during the three-month period ended March 31, 1999 totaled $1,330,351 compared to $1,913,200 for the same period in 1998. This represents a decrease of $582,849 or 30.5%. Volume decreased 839,880 pounds to 1,846,120 pounds of fish sold compared to 2,686,000 pounds sold during the three-month period ended March 31, 1998. Accordingly, volume represented a 31.3% decrease during the three months ended March 31, 1999 compared to the same period in 1998. The decrease in volume offset the change in the average price of fish for the three-month period. This average price saw an increase from 71.2 cents per pound in 1998 to 72.1 cents per pound in 1999.

     COST OF PRODUCTS SOLD AND MARGIN. Cost of products sold was $998,385, a decrease of $638,143 or 39.0% compared to the same three-month period of 1998, while net sales decreased 30.5%. On a per pound basis, the costs of products sold saw a decrease from 60.9 cents in the three-month period ended March 31, 1998 to 54.1 cents in the same period in 1999. Gross profit on sales was 25.0% during the three-month period ended March 31, 1999 as compared to 14.5% in the same period in 1998. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18-month grow out period required for fish to reach a marketable size.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended March 31, 1999 were $386,444 or $87,925 lower than in the three-month period ended March 31, 1998. Due to lower sales volume, the selling, general and administrative expenses represented an increase in relation to sales volume, from 17.7 cents per pound sold in 1998 to 20.9 cents per pound in 1999.

     EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE. During the three-month period ended March 31, 1999, the Company recorded a net charge of $154,111 for its share of estimated losses of Delta Pride Catfish, Inc.'s (Delta Pride) operations. During the same period in 1998, there was a charge of $68,000 for such losses.

     INTEREST EXPENSE. Interest expense decreased $14,459 or 11.5% to $111,616 in the three-month period ended March 31, 1999 compared to the same period in 1998 due to a decrease in average borrowing.

     RESULTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

     REVENUE. Net sales during the nine-month period ended March 31, 1999 totaled $4,879,214 compared to $4,168,988 for the same period in the previous year. This represents an increase of $710,226 or 17.0%. Volume increased 919,230 pounds to 6,735,230 pounds of fish sold compared to 5,816,000 pounds sold during the nine-month period ended March 31, 1998. Accordingly, volume represented a 15.8% increase during the nine months ended March 31, 1999 compared to the same period in the previous year. This volume increase was enhanced by an increase of over one-half cent in the average selling price of fish over the previous year.

     COST OF PRODUCTS SOLD AND MARGIN. Cost of products sold was $3,721,587, an increase of $136,587 or 3.8% compared to the same nine-month period of the previous year, while net sales increased 17.0%. On a per pound basis, the costs of products sold saw a decrease from 61.6 cents in the nine-month period ended March 31, 1998 to 55.3 cents in the current year. Gross profit on sales was 23.7% during the nine-month period ended March 31, 1999 as compared to 14.0% in the previous year.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the nine-month period ended March 31, 1999 were $1,224,713, which was $116,736 lower than in the period ended March 31, 1998. Selling, general and administrative expenses also represented a decrease in relation to sales volume, from 23.1 cents per pound sold in the previous year compared to 18.2 cents per pound in the current year.

     EQUITY IN LOSSES IN INVESTMENT ON COOPERATIVE. During the nine-month period ended March 31, 1999, the Company recorded a net charge of $221,681 for its share of estimated losses of Delta Pride's operations. During the same period last year, the charge recorded was $95,257. The final such charge for the fiscal year ended June 30, 1998 was $260,112.

     INTEREST EXPENSE. Interest expense increased $23,429 or 6.9% to $361,691 in the nine-month period ended March 31, 1999 compared to the same period in the previous year.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had a current ratio of 6.9 to 1, as compared to 4.8 to 1 as of June 30, 1998. Current assets exceeded current liabilities by $4,539,918 in March 1999 compared to $4,776,156 in June 1998. Cash and cash equivalents increased during the nine-month period ended March 31, 1999 by $137,740.

     Cash and cash equivalents were used primarily to fund operating losses and grow live fish inventories. Live fish inventories decreased from approximately 9.5 million pounds on June 30, 1998 to approximately 8.4 million pounds on March 31, 1999, while the cost basis of this inventory decreased by approximately $754,000. Feeding activity is typically at its lowest level the winter months of the Company's third fiscal quarter. Thus, while additions to inventory decrease during this quarter, sales remain somewhat level, thereby reducing inventory quantities.

     In February 1999, the Company contracted with its feed vendor to purchase 11,000 tons of feed at a cost of $190.00 per ton. The cost under the new contract represents a decrease of approximately 21% compared to last year's cost per ton.

     On April 26, 1999 (subsequent to the quarter covered by this report), a $700,000 credit line was established with a bank in Mississippi to fund catfish feed purchases. A second line of credit in the amount of $400,000 was established to be used for catfish production. The combined lines of credit total $1,100,000, representing a 10% increase over the line of credit set up with the same financial institution in 1998. Borrowings are secured by shares of the Company's cooperative processing stock, live fish inventories, all accounts receivable, part of the Company's catfish farming properties, all equipment owned by the Company and by life insurance policies on two of the Company's officers. Interest and principal are to be paid from the Company's collections of accounts receivable, with 50% applied to the feed line and 50% applied to the production line, first to interest and secondly to principal. Interest accrues at the prime rate plus 165 basis points and the commitment matures on March 15, 2000.

     For the nine-month period ended March 31, 1999, the Company saw a net operating cash inflow of $1,126,898 compared to an outflow of $112,497 for the same period in the previous year.

     During the nine-month period ended March 31, 1999, the Company purchased approximately $266,000 in property and equipment, including payment for a substantial portion of the refurbishment of 135 water acres on one of the Company's farms.

     YEAR 2000

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

     The Company has conducted a review of its internal computer systems to determine the extent of any Year 2000 problem including potential problems with the Company's computer system relying on computer chips or software that use dates stored as its first two digits (e.g., 99) versus four digits (e.g., 1999). The review addressed both information technology (IT) and non-IT systems. Non-IT systems typically include embedded technology such as micro controllers.

     Based on discussions with the vendors of both its hardware and software equipment, the Company has concluded that certain facets of the system will require further upgrading to become compliant with Year 2000. The Company recently moved its accounting and information systems to its Mississippi office. As part of the move, the Company is engaging an outside firm to handle these upgrades. The Company expects to have its hardware and software systems fully compliant with Year 2000 by the summer of 1999. The Company does not expect any related Year 2000 problems to have a material adverse effect on the Company's future operating results or financial condition. The cost of the move and the verification is estimated to be between three and seven thousand dollars ($3,000 - $7,000). The cost of verification is expected to be less than one thousand ($1,000) of this amount.

     In regard to the Non-IT systems and micro controllers, the Company has determined that the type of equipment employed on its catfish farms do not utilize micro controllers or do not utilize micro controllers that are date-sensitive. Modern farm trucks, however, do utilize computers to control ignition and other functions to cause the engine to operate. Discussions with the vendors of these vehicles indicated that those functions are not date-sensitive.

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

     The Company's major supplier, comprising approximately half of the Company's expense budget for a year is Delta Western Feed Cooperative. However, feeding normally begins in late February of each year, and, accordingly, the Company does not anticipate a Year 2000 problem associated with its feed vendors.

     The Company's credit facility ($1,100,000) is through Community Bank. As the proceeds from sales of catfish are received, Community withholds funds on sales to apply against the outstanding balance of the credit line. Community Bank officials have addressed their significant Year 2000 issues and are currently having the results of their efforts reviewed by banking regulators. The Bank expects to issue a letter to AquaPro shortly indicating successful conversion of its computer systems.

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

     The Company's worst case Year 2000 scenarios would include the processors' or suppliers' information technology failure. Any switch to manual record keeping would require the Company to hire additional personnel which could add between one and two cents ($ .01 - .02) per pound sold. Management does not believe that sales to processors and the mechanical day-to-day operations would cease. It should be noted that the time of the year which Year 2000 problems could occur is during a period of slow activity on a catfish farm. The winter is normally a time to maintain equipment, fine tune budgets for the coming feeding season and finalize credit lines. AquaPro has attempted to diversify its customer base to limit its exposure to customers who do not effectively deal with their Year 2000 issues.


     OUTLOOK

     This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions except as noted below.

     AquaPro expects that the demand for and consumption of catfish will continue to grow. According to the U.S. Department of Census, Catfish sales nationwide increased twelve (12%) in 1997 and seven percent (7%) in 1998. For the first quarter of calendar 1999 sales are up an additional four percent (4%) over the same quarter in calendar 1998. However, this rate of sales appears to have outpaced the availability of fish resulting in a shortage of food sized fish and lower industry sales in the first three weeks of April than the same period last year. Effective the latter weeks of the Company's third fiscal quarter, the price received per pound increased fourteen percent (14%) from seventy cents ($.70) last summer and fall to eighty cents ($.80). AquaPro's revenues are totally dependent upon sales of its fish. The Company's operating income or loss is a function of the number of pounds of fish sold, the price received for those fish, the costs to produce those fish, and the costs to operate as a publicly traded company.

     AquaPro's strategy is to increase its fish production and sales while simultaneously reducing the costs per pound of operations and administration. It is also striving to create new revenue streams with its minced recovery system discussed below. Increasing both production of fish and sales requires either an increase in the number of fish grown per acre, an increase in the number of acres in production, or both.

     While sales for the third quarter ended March 31, 1999 did not match the record quarter of last year, the Company has increased its production and sales from its existing acreage for the nine month periods by a record 15.8% compared to the same periods in fiscal 1998. Sales for the last three months of this fiscal year are expected to be approximately 1,180,000 pounds or about the same as the record quarter ended 6/30/1998. If management's sales budget is met by June 30, 1999 the Company will have had a 14.25% increase over the prior year. Management continues to strive to increase the production of fish per existing water acre and has budgeted feeding and expense levels designed to increase production an additional ten to fifteen percent (10-15%). Management expects that such a level of production would be the highest sustainable output on the existing water acres. However, market acceptance of catfish, our own conversion rate of feed to pounds of fish, weather conditions and all of the uncertainties of farming can have a detrimental impact on the outcome of fish production.

     Cost of Products Sold is calculated by dividing the pounds in inventory into the costs of raising that inventory, which gives an average cost per pound. Fish require twelve to eighteen months to become marketable size, so costs accumulate during this period. As current costs of farming increase or decrease those costs affect the average cost for the whole inventory. The result is that it takes over a year for the full impact of changed cost to work its way through the inventory.

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

     For the nine months ended March 31, 1998 the Costs of Product Sold was 55.3 cents per pound versus 61.6 cents a year earlier. This is a result of efforts to reduce farming costs. During the feeding season ended fall of 1997, the Company paid approximately 30 cents in feed costs for each pound grown on its fish. On February 11, 1999, the Company fixed the price for this year's feed by contract with its feed supplier. The price fixed per ton results in a cost of 23.7 cents per pound added to inventory at the Company's assumed 2.5 to 1.0 feed conversion rate. Eleven thousand tons have now been booked at a total cost of $550,000 less than last year's feeding costs. However, the effect of the lower feed cost will average in over the entire feeding season.

     Selling, General and Administrative Expenses have both a variable and fixed component. For the nine months ended March 31, 1999, Selling, General and Administrative Expenses were reduced to 18.2 cents per pound compared to
     23.1 cents per pound for the nine months ended March 31, 1998. This reduction was the result of the combination of fewer dollars being spent during the period while more pounds of fish were sold. Seining and hauling (selling expenses) are variable expenses and increase with increases in sales of fish. For the nine months ended March 31, 1999, seining and hauling represented twenty nine percent (29%) of total Selling, General and Administrative Expenses (or 5.18 cents per pound).

     Administrative expenses are costs such as accounting, legal, costs of SEC filings, and professional office staff. The majority of these expenses are not incurred by family farmers but is a necessity for a publicly held company such as AquaPro. These expenses do not tend to vary with fish sales volume. For the nine months ended March 31, 1999, these expenses represented seventy-one percent (71%) of total Selling, General and Administrative Expenses (or 13 cents per pound.)

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

     The Company is currently rebuilding 135 water acres of ponds on its Hidden Lakes farm at a cost of approximately $200,000. These ponds have been out of production because of their age and poor condition. The ponds are expected to be completed in time for this year's growing season unless climatic conditions lengthen the refurbishing period. The addition of the 135 acres will be an increase of approximately eight percent (8%) in operating water acres for the Company. This year the newly constructed ponds are budgeted to be fry grow out ponds, producing approximately $250,000 worth of fingerlings this growing season for sale to other farmers or for use on any new acreage the Company might acquire in the future. The following growing season the ponds are slated to become grow out ponds for food fish producing an additional 675,000 pounds of fish (at the Company average of 5,000 lbs. per acre for food fish ponds).

     Effective April 30, 1999 (subsequent to the quarter covered by this report) the Company contracted to purchase an existing farm. The Company is currently on the farm premises conducting extensive due diligence. Since the assets are to be purchased "as is", the equipment is being inspected, land surveyed for actual acreage, and fish seined and weighed. The expected purchase will be the Company's first such acquisition since it was consolidated from the eight Circle Creek limited partnerships, which transpired on June 30th 1997.

     The asset purchase from Kroeker Catfish Farms, Inc. and Marvin and Marie Kroeker is expected to total $1,453,790 for land, ponds, equipment, and prepaid feed contracts. The farm's stocker fish and fingerlings will also be purchased for approximately $350,000 with the exact value to be determined before closing. An additional $220,000 of stocker fish (1/4 to 1/3 lb. each) is expected to be purchased from a third party which will bring the farm to full production this growing season. Selling volume thru March 2000 is budgeted at 1,400,000 pounds in addition to that budgeted on acreage already owned by AquaPro. The closing is expected by May 31, 1999.

     The expected acquisition of 325 water acres when added to the newly refurbished 135 acres at the Hidden Lakes farm will create a 28% increase in production acres to 2,080 for AquaPro. No new administrative personnel need to be added to operate the new water acres, and since each of the three parcels borders one of our existing farms, fewer additional farm employees are needed.

     The Company is continuing its efforts to bring the process of recovering high quality minced fish protein from the frames and trimmings of the fish to the catfish industry. While such processes have existed for years in the ocean fish industry, the catfish industry has not yet developed the process, instead opting to sell the frames and trimmings as Offal to rendering plants. Offal normally sells for two cents per pound but, because of current low prices in the meal and oil market, now sell for 1/2 cent per pound. High quality minced block sells for a gross price of forty to seventy (.40 - .70) cents per pound. The Company offers processors a turn-key installation of the system in return for sharing a modest share of the profits with AquaPro. The industry's largest processor, Delta Pride, reviewed the Company's proposal and decided to attempt the project itself. It obtained limited success and has currently decided to slow its emphasis on development, instead focusing on more key operating problems at the plant.

     One other processor has hired a consulting and due diligence firm that has met with our engineers in Alaska and desires to meet with our purchasers of finished product. In order to protect its investment in this project, AquaPro has proposed that the firm sign a confidentiality agreement before agreeing to introduce the buyers. AquaPro has received verbal reassurances and written confirmation is expected shortly. Management remains convinced that the project is viable and will continue to pursue it.

     The Company is encouraged by: (1) The improvement in cash flow from operations as addressed in the "Liquidity and Capital Resources" section of this report, (2) This year's purchase of feed at a lower cost than last year, which should reduce costs of sales and increase gross profit over the next twelve to eighteen months, and (3) The expected acquisition of a new farm location which should increase volume without substantially increasing administrative costs. These factors should combine to improve the Company's bottom line over the foreseeable future.

     The Company's future results of operations and the other forward-looking statements contained in this outlook - in particular the statements regarding growth in the catfish industry, gross margin, capital spending, marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: risks involving the price and availability of equipment and supplies, climatic, environmental and biological risks such as weather, natural catastrophes and disease, and market risks regarding the price and strength of the consumer market for the Company's catfish production. The risk exposure of each of these categories is amplified by competition between the Company and other catfish producers, particularly those located within the Mississippi Delta. If the Company is unable to maintain its operating costs at levels which allow the Company to realize a profit in its catfish sales, the Company will not be profitable and if these conditions would persist, the Company would fail and the shareholders would lose some or all of their investment.

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

    PART II.          OTHER INFORMATION



Item 1.      Legal Proceedings

                      None

Item 2.      Changes in Securities

                      During the nine months ended March 31, 1999, the Company converted all outstanding Preferred Stock Warrants, according to their terms, into three-tenths (0.03) of a share each. In total, 70,589 new shares were issued to the holders of the warrants.

                      Also during the nine months ended March 31, 1999, the Company issued 6,500 shares in grants to employees, and canceled 12,000 shares forfeited by non-vested employees. 438 shares were issued to outside investors.


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



                                           AquaPro Corporation
                                           (Registrant)

 Dated:       May 13, 1999                              By: /s/ Mike W. Jackson
              ------------                                  --------------------
                                                        Chief Accounting Officer
                                                        And Secretary