Form 10KSB
period 1999-06-30
AQUAPRO CORP
filed 1999-09-28
CIK 1023367

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from

                         Commission File Number 0-29258
                                                -------

                               AQUAPRO CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Tennessee                                       62-1598919
 ------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                       1100 Highway 3, Sunflower, MS 38778
--------------------------------------------------------------------------------
              (Address of Principal executive offices (Zip Code)

         Issuer's telephone number (662) 569-3331
                                   ---------------

         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered

                 None                                   None
         -------------------           -----------------------------------------

         Securities registered under Section 12 (g) of the Exchange Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $5,614,284
                                                                 ----------

         The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of September 1, 1999 was $5,196,030, based on the last sale price of $1.06 as reported by the NASD Over the Counter Bulletin Board.

         As of September 1, 1999, Registrant had outstanding 4,890,381 shares of common stock, its only class of common equity outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                             PAGE
PART I   .................................................................................................... -1-
         Item 1.  Description of Business.................................................................... -1-
         Item 2.  Description of Property....................................................................-18-
         Item 3.  Legal Proceedings..........................................................................-19-
         Item 4.  Submission of Matters to a Vote of Security Holders........................................-19-

PART II  ....................................................................................................-20-
         Item 5   Market for Common Equity and Related Stockholder Matters...................................-20-
         Item 6.  Management's Discussion and Analysis or Plan of Operation..................................-22-
         Item 7.  Financial Statements.......................................................................-29-
         Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......-29-

PART III ....................................................................................................-30-
         Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with
                  Section 16(a) of the Exchange Act..........................................................-30-
         Item 10. Executive Compensation.....................................................................-32-
         Item 11. Security Ownership of Certain Beneficial Owners and Management.............................-35-
         Item 12. Certain Relationships and Related Transactions.............................................-36-
         Item 13. Exhibits and Reports on Form 8-K...........................................................-36-
         LIST OF EXHIBITS....................................................................................-37-
         FINANCIAL STATEMENTS................................................................................-41-

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         THE COMPANY. AquaPro Corporation ("Registrant," "AquaPro" or the "Company") was incorporated on March 20, 1995. The Company engages in the business of owning and managing catfish aquaculture farms ("Aquaculture") directly and through its two wholly-owned subsidiaries, American Fisheries Corporation, a Mississippi Corporation ("American") and Circle Creek Aquaculture, Inc., a Tennessee Corporation ("Circle Creek"). The Company currently owns 2,126 water acres of aquaculture ponds. All of the Company's catfish farming activities are conducted in the State of Mississippi and are conducted through Circle Creek and American.

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

         The Company moved its corporate offices in April 1999 to 1100 Highway 3, Sunflower, MS 38778. The Company's catfish farms and offices are located in the north central area of Mississippi in the region known as the "Mississippi Delta" or the "Delta." The investor relations is at 105 Bonnabrook Drive, Suite 202, Hermitage TN 37076.

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

         According to the National Fisheries Institute, farm-raised catfish now ranks as the fifth most popular seafood in America, with a per capita annual consumption of one pound. The National Agricultural Statistic Service ("NASS") of the Agricultural Statistic Board, U.S. Department of Agriculture, has released survey data for the catfish farming industry for 1998. NASS reports that catfish growers in the fifteen (15) selected states had total sales of $469 million during 1998, an increase of 10% over the $427 million sold in 1997. NASS also reports that on January 1, 1999, water acres used for catfish production totaled 175,220 acres, an increase of two percent from the previous year.

         The Food and Drug Administration ("FDA") funded a study in 1991, which showed farm-raised catfish to be the fourth most popular seafood in the U.S. The average prices paid by major processors per pound for farm-raised catfish during the past fifteen years, according to the U.S. Department of Agriculture, are as follows:

                  HISTORIC AVERAGE PROCESSOR PRICE FOR CATFISH

                    Year             Average Price Per Pound
                    ----             -----------------------
                    1984                      69.2(cent)
                    1985                      72.6
                    1986                      66.8
                    1987                      61.8
                    1988                      76.4
                    1989                      71.5
                    1990                      77.3
                    1991                      63.1
                    1992                      60.0
                    1993                      71.0
                    1994                      78.9
                    1995                      78.8
                    1996                      77.0
                    1997                      71.2
                    1998                      74.2
                    1999 (through 6/30)       74.2

         There are two major channels of distribution for farm-raised catfish: retail grocery store outlets and the food service sector. Each accounts for approximately half of total catfish sales. Catfish farmers can access these markets directly only if they process their own production. The vast majority of farmers, including the Company, do not have processing capability and thus must sell their products to either cooperatively owned or independent processors. The Company sells its catfish to a limited number of cooperative and independent catfish processors. The terms of sale generally permit payment within 4 weeks of delivery and does not require collateral for payment. For the year ended June 30, 1999, three processors represented 51%, 34%, and 7%, respectively, of the Company's net sales. For the year ended June 30, 1998, three processors represented 52%, 31%, and 10%, respectively, of the Company's net sales. These cooperatives sell processed catfish both to retail groceries and to the food service industry.

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

         Successful catfish farming requires stocking the ponds and feeding the fish at the highest rate possible, while still maintaining a healthy living environment. In prior years, Management believed that 5,000 stocker fish and 8,000 to 10,000 5" to 6" fingerlings per acre for the initial stocking, and 7,000 to 10,000 5" to 6" fingerlings each year thereafter, is the optimum number of fish to maintain maximum production levels. During the year ended June 30, 1998, new farm management lowered these levels to 5,000 stocker fish and 6,000 to 8,000 5" to 6" fingerlings per acre for the initial stocking, and 6,000 to 8,000 5" to 6" fingerlings each year thereafter. Furthermore, Management now believes stocking rates of 7,500 head per acre are cost-effective on a long-term basis in the present industry environment. Current stocking rates in the industry range from approximately 3,000 head to more than 10,000 head per acre. Once fully stocked, a well-managed catfish farm can produce 6,500 pounds of catfish per water acre per year, although the industry average is less. Catfish farms in the Mississippi Delta average 4,000 to 5,000 pounds of catfish per acre per year.

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

         The Company cultures its fry and fingerlings until they reach marketable size (or weight). Within the catfish farming industry, three sizes of food-size fish are recognized. Large food-size catfish are 3 pounds and above. Medium food-size catfish are 1-1/2 to 3 pounds, and small food-size catfish are 3/4 to 1-1/2 pounds. While catfish of 3/4 of a pound or more are considered market weight, Management intends to market the Company's catfish at a weight of 1 to 1-1/2 pounds. In Management's experience, this is the optimum size for marketing because it yields the best fillet when processed. The highest demand for catfish production is for fillet cuts. Accordingly, the catfish will be fed and maintained until they weigh 1 to 1-1/2 pounds before any will be ready to harvest and sell to a processor. As catfish are sold, additional fry and fingerlings will be purchased periodically to restock the ponds. Generally, the Company would replace inventory with 5" to 6" fingerlings. This is because, for production during a full growing season, it is generally more efficient to purchase 5" to 6" fingerlings than to devote one or more of the Company's ponds to catfish spawning. The price paid for fingerlings ranges between .75(cent) and 1.50(cent) per inch. Management anticipates that this price range will remain fairly constant. However, fry are much less costly than larger stock-size fish, and where ponds are newly refurbished or reworked they are sterile and ideal for growing fry-size fish.

         NECESSARY RESOURCES AND MATERIALS. As discussed in further detail below, the raw materials necessary for the Company's agriculture operations consist primarily of stock fish, feed, electricity and fuel. The Company also requires equipment and general supplies to maintain its operations. The Company purchases its feed principally through cooperatives. The price of feed closely reflects the costs of the raw materials used in the synthesis thereof, including soybean, corn and other agricultural products. Accordingly, the price of feed fluctuates in response to the prices of these commodities on the world markets. The Company uses significant amounts of electricity and fuel in operating its aerators, particularly during the warmer months (principally spring and summer) during which fish activity and thus, oxygen consumption is greatest. Thus, the Company is subject to price fluctuations in electricity and fuel prices. The Company uses both unspecialized equipment, such as tractors, trucks, etc., and specialized equipment, aerators, seining equipment, etc., in its operations. New and used equipment in the past has been available at competitive prices and terms to the Company, primarily because of the concentration of catfish farming in the Delta area. The Company anticipates this trend will continue and anticipates that both new and used equipment will continue to be readily available to the Company as needed. Another major expense of the Company's business is labor. The Company currently employs a non-organized labor field staff. Most of the Company's field staff requires low level skills and training and thus, the Company believes that competent labor at competitive prices will continue to be available to the Company in the area of its operations.

         FEED. Catfish are fed a diet of "puffed" high protein, floating food pellets which are a mixture of soybean, corn, wheat, vitamins, minerals and fish meal, produced by fish mills. The food is scientifically formulated, not only to provide an optimal level of nutrition to the individual fish but also to produce a meat of a mild, sweet flavor and the absence of any "fishy" odor during cooking. One of the advantages of catfish Aquaculture is the higher feed/conversion ratio of this meat source. Laboratory studies have shown conversion ratios for channel catfish as high as 1.75 pounds of feed per one pound of fish produced. However, based on its experience, Management believes the "real life" conversion rate for catfish grown under commercial conditions is closer to 2.5:1 and management uses this rate in its inventory control and monitoring procedures. The Company expects mortality of approximately two to three percent of the fish pounds in the water during the year. By comparison, chicken has a conversion ratio of approximately 3:1; pork has a conversion ratio of approximately 4:1; and beef has a conversion ratio of approximately 8:1.

         Feed prices can vary greatly from year to year. In 1995, feed prices averaged $235 per ton. Increases in soybean, corn and wheat prices in 1996 and early 1997 pushed feed prices to $287 per ton in early 1997. However, by early 1999, decreases in soybean, corn and wheat prices had caused feed prices to decrease to approximately $190 per ton. Feed prices have a direct relationship with the Company's costs of products sold. The price of feed is subject to crop yields, which cannot be predicted with certainty. In order to help control its feed costs, the Company owns shares in Indi-Bell Feed Mill Cooperative ("Delta Western"). As a member of this Cooperative, the Company has the opportunity to buy feed at wholesale prices and to purchase feed on an "as needed" basis on two days' prior notice. Thus, the Company can avoid having to purchase and store large amounts of catfish feed in order to lock in current prices. The Delta Western Cooperative has over 250 members. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange. The Company contracted to purchase 11,000 tons of feed from Delta Western at a price of $190 per ton for its budgeted feed consumption for calendar 1999. This feed is still being used as of September 1999.

         In addition, as part of the contract to purchase an additional farm location in June 1999 (discussed in "Recent Developments" below), the Company purchased 1,028 tons of prepaid feed at Fish-belt Feeds, Inc. at $198 per ton. The Company has since purchased from Fish-Belt an additional 876 tons of feed at an average cost of approximately $179 per ton. The feed purchased from Fish-Belt was on a prepaid basis, whereas the Company draws the feed from Fish-Belt as needed, and is still being used as of September 1999.

         Management expects to contract for its year 2000 feed needs at approximately $190 to $200 per ton, although it has not yet done so as of the end of September 1999.

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

         DISEASE. Diseases affecting catfish are a constant risk. A vaccine is presently available to treat enteric septicemia, which is currently the leading cause of mortality among catfish (approximately 40% of all catfish disease is a form of enteric septicemia). The most efficient safeguard against this disease is constant monitoring and removing the fish from feed for a few days. Once the disease is detected, medicated feed may be provided to the infected fish to prevent a serious outbreak. Those diseases which cannot be successfully treated can often be contained in the infected pond, since the Farm ponds, as is typical with catfish ponds, are separated by levees, and water from one pond does not normally cross over into another pond. Frequent monitoring is also necessary in order to maintain proper water chemistry.

         HARVESTING AND RESTOCKING. When Management determines that the catfish of a particular pond are ready for market, the pond is seined using a net of appropriate size, which will allow the smaller catfish to escape while trapping the larger catfish in the net. The catfish will then be loaded live on trucks and transported to the processor where the fish are cleaned, processed, and chilled or frozen in less than three minutes. The processing plants pay an agreed upon price per pound for the delivered fish. As discussed above, the Company owns shares in the Delta Pride processing cooperative where most of its catfish are sold for processing. The Company primarily contracts with unaffiliated firms for the harvesting and transportation of its fish production.

         The Company seeks to restock its ponds annually in order to maintain the optimum population within each pond. At any time, each pond will have fish at various stages of growth. The cycle from fingerling to ideal processing size (1.0 lbs. to 1.5 lbs.) generally takes 18 months.

         INVENTORY CONTROL PROCEDURES. Husbandry of its live fish inventories is probably the most important aspect of the Company's Aquaculture business. Ongoing knowledge of live fish inventories is critical to management's ability to make accurate and timely decisions regarding their feeding, care and harvesting. For instance, accurate estimates of the number of fish and their respective size are used in determining the amount and timing of feedings and necessary aeration, restocking and harvesting. Live fish inventory control and estimation procedures have historically employed both quantitative and more subjective, qualitative procedures. Current industry estimation practices employ the simultaneous use of two general estimation techniques: physical inventory sampling (counting techniques) and quantitative models. Typically, farmers will use both techniques and cross-check the results to determine consistent estimates.

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

         The Company maintains a perpetual record of live fish inventories for each of the Company's 173 production ponds. The perpetual live fish inventory records are used to account for the pounds of fish fingerlings purchased, grow-out based on feed fed, observed mortality and sales. Management believes this is consistent with the methodology used by other growers in the industry in maintaining perpetual live fish inventory records.

         The Company's actual feed conversion is determined by monitoring the feed fed daily to each of the ponds, observing the live fish feeding and monitoring mortality in each of the ponds by personnel with substantial experience in aquaculture. Catfish feed is pelletized and is blown onto the surface of the water using calibrated feed trucks or trailers to ensure the appropriate amount of feed is fed to fish based on their body weight and to ensure that excess feed is not fed. The pelletized feed floats, therefore the fish can be observed feeding. Under normal conditions, the fish are generally fed daily, during the feeding season from March through October, as much feed as they will consume without adversely affecting water quality (oxygen, pH, ammonia, etc.). A fish's feed consumption is directly related to its body weight, thus certain fish will not consume a disproportionate amount of feed. Published industry data from MSUES and MAFES provide the percentage of their body weight catfish eat at each feeding depending on the size of fish. The feeding may also be affected by water temperature, water quality, disease, and frequency of feeding. Based on the factors described above, the pounds of live fish in a pond can be determined by the quantity of feed the fish consume.

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

         EMPLOYEES. The Company currently employs 46 full-time persons and two part-time persons.

RECENT DEVELOPMENTS

         PURCHASE OF ADDITIONAL FARM LOCATION. Effective June 30, 1999, the Company closed on a contract to acquire real property, equipment, and catfish stock from Kroeker Catfish Farms, Inc., Marvin L. Kroeker and Mary B. Kroeker for a total price of $1,888,593. The price and terms of the purchase were negotiated by the parties. The purchase included approximately 424 acres containing 28 ponds aggregating approximately 320 water acres (thereby increasing the Company's overall water acreage to 2,126), and related improvements valued at $714,032 in the transaction. The purchase also included certain equipment, including a bulldozer, various vehicles and various aeration and seining-related equipment, valued at $545,950, and an inventory of feed and live fish with a combined value of $628,611.

         The Company paid the entire purchase price with its promissory note which is payable to the seller in annual payments of $200,000 of principal and interest, commencing on April 30, 2000 and continuing annually thereafter until the principal and accrued interest is fully paid. Interest during the first year is 6% per annum, subject to adjustment for each following year on the last day of April, on which date the interest for that year will equal 1 3/4% less than the New York Consensus Prime Rate, as published in the Wall Street Journal for the last business day of April of the year of the previous payment date. The Company's note is secured by a vendor's lien on the personal property and a first lien on the real property, equipment and all catfish produced on that property. Pursuant to the terms of this encumbrance, as catfish cultivated on the secured property are sold, the seller will release the lien so long as the obligation is not in default.

         As part of the transaction, the seller also loaned the Company $200,000 at the closing for which the Company issued its note in that amount. The note bears interest at 12.0% per annum and is payable in interest only monthly until April 30, 2000, when all unpaid principal and accrued interest is due and payable. The note is secured by a second lien on the lands, equipment and fish purchased from the seller.

         The real property acquired is comprised of two separate parcels located, respectively, in Leflore and Sunflower Counties, Mississippi. Each of these parcels is located in close proximity to one of the Company's existing farms and, management believes, will be immediately and efficiently integrated into the Company's existing business operations. The Company will also integrate the vehicles, equipment, feed and catfish acquired in the purchase into its current farming operations. With the earthmoving equipment acquired, Management believes the Company will be able to internally perform various pond construction and maintenance operations for which it currently must use outside contractors.

         COMMUNITY BANK CREDIT LINE. Effective April 26, 1999 the Company obtained two revolving credit lines in an amount totaling $1,100,000 from Community Bank, Indianola. The sole purpose of the first credit line of $700,000 is to provide financing for catfish feed purchases from Delta Western. The second credit line of $400,000 is to be used for catfish production. Borrowings under both credit lines bear interest at the rate of prime plus 165 basis points (1.65%). The credit lines mature on March 15, 2000. The Company paid a commitment fee of 1% ($11,000). Under the credit lines, the Company has an operating deposit account at the bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. From these deposit amounts, 50 percent are applied to the feed line of credit, and the remaining 50 percent are applied to the production line. The credit lines are represented by the Company's promissory notes which are secured by a first lien on all inventory, accounts receivable, certain stock in processing cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of cash value life insurance on two of the Company's officers. Mr. George S. Hastings has personally guaranteed repayment of the credit lines.

         ASSESSMENTS BY DELTA PRIDE COOPERATIVE. Delta Pride Catfish, Inc. ("Delta Pride") has assessed the Company and its other members. The assessment is made on a 'per pound' basis for fish processed by Delta Pride pursuant to each member's delivery rights during the year ended June 30, 1999. The current assessment is approximately 9.3 cents ($0.093) per pound processed, and payable in monthly installments during the months of September 1999 through February 2000 with a final payment due in March 2000. The assessment is necessary to cover operating and other financial losses incurred by Delta Pride during the year ended June 30, 1999. The Company's share of Delta Pride's losses of $339,838 ($0.093 per pound of fish sold to Delta Pride) has been recorded as a charge to earnings during the year ended June 30, 1999 and reflected as a liability in the Company's balance sheet as of June 30, 1999. Delta Pride is the largest catfish processor in the United States. The Company is among the ten largest member shareholders of Delta Pride and Delta Pride is the Company's largest customer. The Company is attempting to reduce its dependence upon Delta Pride. Mr. Hastings has become a member of the Board of Directors of Delta Pride in an attempt to help reduce its losses.

         The members' obligations to pay these installments are non-recourse, but, until the installments are paid, the Company cannot deliver fish under its delivery rights to Delta Pride. Payment of the Delta Pride assessments will materially reduce the Company's cash flow for the year ending June 30, 2000 while the charges increased its net loss for the year ended June 30, 1999.

         ADDITION OF OFFICERS. Mr. Randle Willoughby was named Vice-President of Production in November 1998. Also, Mr. Mike W. Jackson was hired in October 1998 as Controller and Secretary to replace Eric P. Braschwitz, who had resigned in September 1998.

         RELOCATION OF OFFICE. In April 1999, the Company moved its administrative and accounting offices from Nashville, TN to Sunflower, MS. Investor relations personnel remain in Nashville.

         EXECUTIVE COMPENSATION. The Company has outstanding seven-year options to purchase stock at $.06875 to $3.25 per share that were issued from 1995 to 1999. As of June 30, 1999, the Company has outstanding 765,000 such options.

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

                  Price of Catfish Feed. Catfish feed, which is the greatest single production cost in catfish farming operations, is subject to large fluctuations. Industry groups report in recent years fluctuations between $180 and $300 per ton. Currently, catfish feed is produced by a small number of producers, some of which are cooperatives. The Company owns shares in Delta Western, a cooperative catfish food producer, which allows the Company a limited preferential right to purchase feed. These shares, however, do not assure the availability of feed or the price at which feed can be purchased. While the Company attempts to budget for anticipated feed costs in its operations, such costs are not predictable with certainty and the Company has no control over the market price of feed. However, the Company has contracted with Delta Western to purchase 11,000 tons at a price of $190 per ton for its budgeted feed consumption for calendar year 1999. This feed is still being used as of September 1999. In addition, as part of the contract to purchase an additional farm location in June 1999, the Company purchased 1,028 tons of prepaid feed at Fish-belt Feeds, Inc. at $198 per ton. The Company has since purchased from Fish-Belt an additional 876 tons of feed at an average cost of approximately $179 per ton. The feed purchased from Fish-Belt was on a prepaid basis, whereas the Company draws the feed from Fish-Belt as needed, and is still being used as of September 1999.

         Management expects to contract for its year 2000 feed needs at approximately $190 to $200 per ton, although it has not yet done so as of September 1999. There is no assurance that the Company will be able to purchase feed in the future as needed at a cost that will allow it to operate profitably or remain in business.

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

                  Water Contamination. Non-catfish farming operations in the Mississippi Delta have in the past used and continue to use chemical fertilizers and pesticides in their crop production. Even small concentrations of certain chemicals and pesticides can significantly affect catfish production and can result in loss of the entire catfish population in the pond affected. While Management has from time to time tested the ponds and found no dangerous levels of any chemical or pesticide present, there is no assurance that contamination from these chemicals may not occur in the future, either through penetration of ground water or surface application. Management will continue to monitor and test the ponds for possible contamination. Additionally, in order to reduce the risk of contamination, the Company has adopted a policy whereby it will not purchase land where certain crops have been grown.

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

                  Quality of Catfish. Management intends to follow farming procedures which have been shown to result in the palatable, clean tasting, "non-fishy" catfish demanded by the consumer market. Nevertheless, for reasons which usually cannot be controlled before they are discovered, catfish in any particular pond may acquire an "off-flavor" taste. A number of factors, many of which often work together, may cause this result. A common cause is certain types of algae which are difficult to control in catfish ponds, particularly in late summer and early fall. Fortunately, a catfish pond will become "off-flavor" only for a limited period of time, even if no affirmative corrective action is taken. However, there may be several months during which one or more of the Company's ponds may be "off-flavor," thereby preventing the Company from selling catfish from that pond but requiring the Company to continue to incur expenses in feeding and maintaining the catfish population. Catfish industry groups are currently conducting studies to determine the cause and treatment of "off-flavor" conditions. The state of Mississippi has received permission for calendar year to use the algecide diuron to control blue-green algae.

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

                  Assessments By Delta Pride. The Company's principal catfish processing cooperative, Delta Pride Catfish, Inc. has assessed its member stockholders, including the Company, approximately $0.093 per pound (all of which will have to be paid with cash) of catfish processed to cover operating and other losses sustained by Delta Pride during their year ended June 30, 1999. As a member of this cooperative, the Company must pay this assessment in order to retain its member catfish delivery rights. During the year ended June 30, 1999, June 30, 1998, the six month period ended June 30, 1997, and the year ended December 31, 1996, the Company sold 51%, 52%, 90%, and 55%, respectively, of its total catfish production to Delta Pride. The total assessment was recorded as a $339,838 charge to earnings during the year ended June 30, 1999 and is expected to require payments of that amount during the months September 1999 through March 2000. Accordingly, this will significantly reduce the cash flow of the Company during the next year. The assessment totaled $262,112 ($0.079 per pound) for the fiscal year ended June 30, 1998, of which $205,556 ($0.05) was paid in cash during the year ended June 30, 1999.

         Moreover, although Delta Pride has instituted significant measures, including a change in executive management in 1997 and 1998, to end future operating losses, it has been unsuccessful and there is no assurance it will be able to operate at a break even level or profit in the future. Delta Pride recently decided that, effective with the fiscal year ending June 30, 2000, it will no longer assess its member stockholders for losses incurred. In the event that Delta Pride continues to incur losses, the absence of such assessments, while not directly impacting the Company's cash flows, may substantially further impair the value of the Company's investment in Delta Pride. Also, should Delta Pride continue to sustain significant losses, Delta Pride's ability to continue to operate as a fish processing concern could be suspended or terminated. In this event, the Company would be unable to market a substantial percentage of its catfish unless it established alternative processing arrangements. Mr. Hastings is a member of the Board of Directors of Delta Pride.

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

                  Effect of Competition. The catfish farming industry is intensely competitive, particularly in terms of costs of production and price, and to a lesser extent in terms of quality and marketing. Many of the Company's competitors are better established, have substantially greater financial, marketing and other resources than the Company, and some may have more efficiencies in cost of production. The existence of any of these facts could give such competitors an advantage over the Company. Additionally, none of the other farms incur the costs of being a publicly-held company. Moreover, one or more competitors may develop and successfully commercialize catfish farming techniques or procedures that provide them with an advantage over the Company in terms of costs of production, price and quality of catfish production. As a consequence, such competition may result in the Company's inability to compete with such farming operations on a continuing basis.

                  Impact of Environmental Laws and Regulations. As a food, catfish is subject to federal and state laws and regulations regulating the cultivating and growing of edible products and the content of regulated or restricted substances therein. For example, various herbicides, algaecides, fungicides and other mineral and chemical supplements and treatments which the Company may otherwise use in controlling algae, fungi and other pests, are restricted or prohibited under prevailing federal and state laws and regulations. The chemical content of catfish is subject to federal standards and the Company is susceptible to inclusions of restricted or prohibited substances in its catfish through means beyond its control. For instance, such substances may be included by feed or ground water utilized by the Company in cultivating its catfish. In the event restricted or prohibited substances or chemicals are discovered to be present in the Company's ponds or catfish in amounts exceeding permissible levels, the Company could be prohibited from selling all or a significant portion of its catfish for an extended period of time, and may be required to destroy all or a substantial portion of its then-current catfish production. Also, under certain circumstances, the Company could be required to pay monetary damages and/or take remedial measures to remove or prevent occurrence contamination by the restricted or prohibited substance or chemical. In July 1997, the FDA advised the catfish industry that excessive levels of dioxin had been detected. Dioxin is a toxic industrial byproduct thought to affect the human immune system and to cause human reproductive disorders and cancer in the catfish and poultry feed manufactured and distributed by one producer. The FDA proposed to immediately ban all further shipments of catfish, eggs and poultry on a nationwide basis that may have been contaminated by the trace levels of dioxin. The catfish industry was able to delay FDA action until catfish producers had an opportunity to test their catfish for dioxin levels. The Company, among other catfish producers, had sufficient time to receive negative test results for dioxin levels in their catfish production and avoid delaying shipment and sales of their catfish after the ban implementation date. However, had the FDA not delayed imposition of the ban, the Company and other catfish producers would have experienced a delay in the sale and shipment of their catfish production until such time as they could produce negative test results.

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

         RISKS ASSOCIATED WITH THE COMPANY AND THE SECURITIES

                  Ability to Achieve Profitable Operations. The Company has not been profitable since its inception and reported a net loss for the year ended June 30, 1999 of $1,543,185. The Company had an accumulated deficit of $8,897,071 as of June 30, 1999. Also, none of the individual Circle Creek Partnerships whose farming operations the Company has acquired has achieved profitable operations. Based on current and historical industry data, management believes the Company's ability to achieve profitable operations will require it to maximize production on its farms and to achieve more efficient and cost-effective farming operations so that its costs of production as a percentage of gross revenues are minimized. Management believes this strategy is necessary to meet the demands of the farm grown catfish industry where profit margins are expected to narrow because wholesale fish prices are expected to remain flat and inventory costs, particularly feed and fuel costs, are expected to continue to fluctuate and competition is expected to intensify. However, there is no assurance that Management will be able to implement this strategy, or if implemented that it will prove successful; and there is no assurance that the Company will be able to operate at a profit in the future.

                  No Assurance of Proposed or Future Acquisitions. Effective June 30, 1999, the Company acquired the property, inventory and equipment of an existing farm consisting of approximately 320 water acres. Also, effective, June 30, 1997, the Company acquired the farming operations of its four affiliated limited partnerships in consideration for the issuance of its equity and debt securities. The Company believed the acquisitions of these additional properties was necessary for it to achieve efficiencies of scale of operations and facilitate its ability to achieve profitable operations. However, this has not yet occurred since the Company reported a net loss of $1,543,185 for the year ended June 30, 1999. The Company's inability to acquire additional properties and/or to expand its operations could adversely affect the Company's ability to achieve necessary economies of scale of operations.

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

                  Dependence on Management. The feasibility and profitability of the Company will depend significantly upon the continued participation of Mr. Hastings. He is expected to continue in his position with the Company. However, Mr. Hastings may in the future be unable or unwilling to continue with the Company. The unavailability of Mr. Hastings would likely have significant adverse effect on the Company and its business. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain qualified personnel over time, and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

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

                  Risks of Balloon Payments. Generally, the Company's debt obligations require balloon payments at the end of their term. The Company's credit lines with Community Bank are due in March 2000, and another note used to finance the purchase of the Company's Hidden Lakes location is due in May 2000 . Other significant debt is due between 2000 and 2004. In the event the Company is unable to refinance these obligations or is otherwise unable to raise funds sufficient to repay these obligations as scheduled, the Company would be in default of these obligations. The Company's ability to repay these obligations when they mature will be dependent upon its ability to obtain adequate refinancing or to negotiate an extension. The Company's ability to obtain replacement financing for these obligations will be dependent on, among other things, its financial condition at the time and the economic conditions in general. Accordingly, there is no assurance that, if necessary, The Company will be able to obtain replacement financing for any of these obligations upon their maturity.

ITEM 2. DESCRIPTION OF PROPERTY

         REAL PROPERTY. The Company owns nine non-contiguous farms having a total of 173 ponds comprising 2,126 water acres situated on a total of 2,841 land acres. The farms are located in the Mississippi Delta area of Mississippi. The table below sets forth information regarding these properties.

                INFORMATION REGARDING THE COMPANY'S REAL PROPERTY

      NAME                                                       UNPAID BALANCE OF
  (LOCATION OF                 TOTAL ACRES        NUMBER          MORTGAGE LOAN AT
    PROPERTY)                 (WATER ACRES)      OF PONDS          JUNE 30, 1999
    ---------                 -------------      --------          -------------
Circle Creek                    275 (210)           15           Pledged under two
(Sunflower County, MS)                                           lines of credit(1)

Panther Run                     278 (211)           15           Pledged under two
(LeFlore County, MS)                                             lines of credit(1)

Balmoral                        318 (234)           21           Pledged under the
(Sunflower County, MS)                                         Farm Bank of Texas(2)

Cypress Lake                    254 (191)           13           Pledged under the
(LeFlore County, MS)                                           Farm Bank of Texas(2)

Hidden Lakes                    668 (443)           46              $997,140(3)
(Bolivar County, MS)

Stillwater                      170 (140)            8           Pledged under the
(Sunflower County, MS)                                         Farm Bank of Texas(2)

Crystal Waters                  212 (189)           11           Pledged under the
(Bolivar County, MS)                                           Farm Bank of Texas(2)

Niagara                         242 (188)           16        Pledged under the
(Bolivar County, MS)                                          Farm Bank of Texas(2)

Kroeker Farm                    424 (320)           28             $1,888,593(4)
(Sunflower & Leflore
County, MS)

----------------------------
(1) Two notes payable to a bank under $1,100,000 revolving lines of credit used to fund purchases of feed and production of fish; combined outstanding balance of $890,052 at June 30, 1999. Interest accrues at the prime rate plus 1.65% and the arrangement expires March 15, 2000. Interest and principal are paid with from all collections of accounts receivable.

(2) Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $142,000 due beginning April 1, 1999 through 2018; interest accrues at a variable rate at the bank's discretion but subject to a number of factors (7.65% at June 30, 1999).

(3) Note payable to a bank monthly principal and interest payments of $11,754 through March 2000 and a final payment of approximately $966,000 due April 2000 with interest at prime plus 2 1/2% (10.25% at June 30, 1999).

(4) Seller-financed note payable. Annual principal and interest payments of $200,000 due April 30, 2000 through April 2014. Interest accrues at 6% through the first payment and thereafter at a rate of prime less 1.75%.

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

         COOPERATIVE MEMBERSHIPS. The Company belongs to the following cooperatives:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET FOR THE COMPANY'S COMMON EQUITY: The Company's Common Stock began trading on the Nasdaq Over the Counter Bulletin Board on February 24, 1998. The high and low sales prices for the Common Stock, as reported on the Bulletin Board were $5.13 and $1.88 during the period from February 24, 1998 through March 31, 1998, $3.25 and $2.00 for the period from April 1, 1998 through June 30, 1998 and $2.00 and $0.38 for the period from July 1, 1998 through June 1, 1999.

         STOCKHOLDERS: As of September 16, 1999, there were approximately 1,700 stockholders of record of the 4,890,381 outstanding shares of Common Stock. The Company believes there are approximately 1,500 beneficial owners of the Company's Common Stock.

         DIVIDENDS: The Company has not paid any cash dividends to holders of its Common Stock since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. In addition, the Company's bank agreements prohibit the payment of dividends without prior bank approval.

         RECENT SALES OF UNREGISTERED SECURITIES: Set forth below is information for all securities that the Company has sold in the past three (3) years without registering said securities under the Securities Act of 1933 (the "1933 Act"). Share numbers and prices have not been adjusted to reflect the September 18 dividend.

         During the fiscal year ended June 30, 1999, the Company issued to its directors as compensation, options to purchase a total of 36,000 shares of common stock. These options had exercise prices ranging from $0.6875 to $1.00 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. During the year ended June 30, 1998 and the six month period ended June 30, 1997, the Company issued seven year stock options to officers for 232,000 and 51,000, respectively, and 12,000 shares each period, respectively, to directors. The options were issued as compensation to the Company's Officers and Board of Directors. During the Company's fiscal year ended June 30, 1999, the Company issued to its executive officers options to purchase a total of 305,000 shares of stock at prices ranging from $0.6875 to $1.875 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. Also during the period, the Company granted its executive officers a total of 13,000 shares of common stock. On the dates of issuance, these shares had market values ranging from $0.6875 to $1.875 per share. In issuing the foregoing shares and options, the Company relied on the exemptions under Section 4(2) of the 1933 Act and Rule 701, promulgated thereunder. Each transaction effected in reliance upon the exemption under Section 4(2) shares or options were issued either to an officer or director of the Company.

         Over the past three years, the Company issued options which, when exercisable, will entitle the holders thereof to purchase a total of 1,476 shares at a price of $9.38 as additional underwriting compensation to broker-dealer firms which placed L.P. Units and/or Investor Notes in CCA V, CCA VII and CCA VIII. On May 10, 1999, the Company issued to an unrelated party in consideration for consulting services, warrants for the purchase of 22,200 shares at a price of $0.625. These warrants have a term of six years from the date of grant. These securities were issued upon reliance on the exemption under
Section 4(2) of the 1933 Act.

         Effective September 18, 1996, the Company issued 218,994 shares pursuant to a one-for-five stock dividend declared by the Board.

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

         On June 30, 1997, the Company issued a total of 708,926 Units of its Common Stock and stock rights and $68,582 of its convertible 7.15% Notes to the approximately 340 Limited Partners of four affiliated Tennessee limited partnerships in connection with their merger with the Company. In issuing these securities the Company relied upon the exemption from registration under Section 3(a)10 of the 1933 Act pursuant to a fairness hearing duly noticed and held by the California Commissioner of Corporations on March 31, 1997.

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

         On May 29, 1998, all of the Company's preferred stock was, under its terms, converted to common stock under a mandatory exchange provision at a value equal to its liquidation preference plus declared and udpaid dividends (see notes 5 and 7 to the financial statements below). The conversion ratio was the average closing price of the Company's common stock during its first 65 days of trading (which commenced February 24, 1998). The average closing price of the Company's stock during this period was $2.837. Accordingly, 3.52485 shares of common stock were issued for each share of $10 Series A Preferred Stock outstanding or a total of 2,065,438 common shares in exchange for 590,623 preferred shares. Additionally, the Company paid the Series A Preferred Stock dividends for the period from January 1, 1998 through May 28, 1998 with shares of common stock. The same exchange ratio used in the mandatory conversion discussed above was used to determine the number of common shares issued as payment of the dividend. Accordingly, a total of 58,886 shares was issued as payment of $167,061 in Series A Preferred Stock dividends.

         During the year ended June 30, 1998, a holder of the Company's 7.15% convertible notes converted his note to 7,930 shares of the Company's common stock.

         During August and September 1998, four individual investors loaned the Company a total of $155,000 to purchase catfish feed. The Company issued $155,000 in short-term notes to these investors. Interest accrues on these notes at an annual rate of 12% and is payable monthly. Principal is payable in full on April 1, 1999. At the noteholders' option, principal and/or interest may be paid in Common Stock of the Company at a price of $2.00 per share.

         On December 31, 1998, holders of the Company's outstanding warrants for the purchase of 235,296 shares exchanged their warrants in accordance with their terms for a total of 70,589 shares of common stock.

         The Company relied on the exemption from registration under Section 4(2) of the 1933 Act in making these sales.

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

         AquaPro Corporation consists of the combination of American Fisheries Corporation (the farm management company), Circle Creek AquaCulture, Inc. (the syndication company for the catfish farming investment partnerships) and eight catfish farms, four of which farms were separate limited partnerships before the Prior Consolidation effective on December 31, 1995 (Circle Creek I-IV) and four of which farms were separate limited partnerships before the Recent Consolidation effective on June 30, 1997. Circle Creek I - IV were consolidated with AquaPro as of December 31, 1995 and Circle Creek V - VIII were consolidated as of June 30, 1997. These consolidations were accounted for in a manner similar to a pooling of interests because of common control. AquaPro owns and manages catfish aquaculture farms with the purpose of raising and selling catfish to food processors. In 1999, the Company further expanded by purchasing the property, equipment and live inventory of an additional farm.

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

RESULTS OF OPERATIONS YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

         REVENUE. Net sales during the year ended June 30, 1999 totaled $5,614,284 compared to $5,041,463 for the year ended June 30, 1998. Volume increased 746,085 pounds to 7,672,085 pounds of fish sold during the year ended June 30, 1999 compared to 6,926,000 pounds sold during the year ended June 30, 1998.

Accordingly, the increase in volume represented 10.8% of the 11.4% increase in net sales. The remainder of the increase in sales was due a higher average selling price received from the Company's major customers. The average price of fish sold was 73.2 cents per pound during the year ended June 30, 1999 compared to 72.8 cents per pound during the year period ended June 30, 1998. A shortage in fish supply during the spring of 1999 caused an increase in the average price. Prices decreased from July 1998 through February 1999, at which point they began to rise until reaching 80.0 cents per pound as of the Company's fiscal year end in June 1999. The Company cannot predict the future trend of fish prices.*

         Management expects the assets of the additional farm location purchased in June 1999 to increase the Company's volume of sales.* Based on the Company's average stocking rates, management expects the additional ponds to increase sales volume by approximately 10 to 15 percent annually.* Due to the grow-out time required for product, the full potential for increase in sales volume from the additional location will probably not be realized until after the fiscal year ending June 30, 2000.*

         Sales for the first fiscal quarter ending September 30, 1999 are expected to total approximately 2,500,000 pounds which compares to 2,245,820 pounds sold during the quarter ended September 30, 1998.* Management expects to sell approximately 8.9 million pounds of fish during the year ending June 30, 2000 which would exceed the 7.7 million pounds sold during the year ended June 30, 1999.*

         COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold was $4,422,616, or 57.6 cents per pound sold, for the year ended June 30, 1999 compared to $4,316,032, or 62.3 cents per pound sold, for the year ended June 30, 1998. Gross margin from fish sales was 21.2% during the year ended June 30, 1999 compared to 14.4% for the year ended June 30, 1998. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. The largest component of cost of products sold is feed, which substantially decreased in price from fiscal 1998 to 1999. The Company's average cost of feed was approximately $220 per ton in the fiscal year ended June 30, 1999, compared to an approximate cost of $245 in the fiscal year ended June 30, 1998. Feed costs are largely dependent on crop yields, which can vary greatly from year to year, and cannot be predicted with certainty.* Management expects that margins will improve and cost of products sold will decrease as a percentage of net revenues during the year ending June 30, 2000 due to lower feed costs and higher inventory turnover.* However, there is no assurance that increases in other charges, such as utilities, fuel and mortality, will not offset these lower costs of feed.*

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the year ended June 30, 1999 were $1,633,693 compared to $1,652,570 during the year ended June 30, 1998. Accordingly, selling, general and administrative expenses were 21.3 cents per pound sold for the year ended June 30, 1999 compared to 23.9 cents per pound sold for the year ended June 30, 1998. While selling, general and administrative expenses decreased only slightly in terms of actual dollars, sales volume increased enough to decrease the expenses on a per-pound basis by over two cents.

         EQUITY IN LOSSES IN INVESTMENT IN COOPERATIVE. During the year ended June 30, 1999, the Company recorded a net charge of $339,838 for its share of Delta Pride's losses. This compared to $260,112 for the year ended June 30, 1998. For the year ending June 30, 2000, Delta Pride has announced that it will not charge its shareholders for any loss incurred in that fiscal year. In the event that Delta Pride continues to incur losses, the absence of such assessments, while not directly impacting the Company's cash flows, may substantially further impair the value of the Company's investment in Delta Pride. The Company is taking steps to reduce its dependency on Delta Pride as a major customer but, because of the limited number of catfish processors, there can be no assurance that it will be able to do so.*

         IMPAIRMENT LOSS ON INVESTMENT IN COOPERATIVE. Based upon Delta Pride's recurring losses, management determined that there was an other-than-temporary impairment of the Company's investment in Delta Pride at June 30, 1999. Accordingly, the carrying amount of the Company's investment in Delta Pride was adjusted to an estimated fair value obtained by management resulting in an impairment charge of $628,000 in fiscal 1999.

         INTEREST EXPENSE. Interest expense was $493,172 for the year ended June 30, 1999 compared to $460,393 for the year ended June 30, 1998. Both long-term debt levels and average borrowings on the Company's lines of credit increased during the year ended June 30, 1999 compared to the year ended June 30, 1998. Management anticipates higher levels of debt and interest expense during the year ending June 30, 2000 due in part to the June 1999 acquisition of additional property (see Liquidity and Capital Resources discussion below).*

         INCOME TAXES AS OF JUNE 30, 1999. The Company has net operating loss carry-forwards of approximately $8,800,000, which expire at various dates through 2019, available to reduce taxable income.

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

         As of June 30, 1999, the Company had a current ratio of 1.9 to 1, compared to 4.8 to 1 at June 30, 1998. Working capital at June 30, 1999 totaled $3,159,751 compared to $4,776,156 at June 30, 1998. Cash used in operating activities totaled $117,348 for the year ended June 30, 1999 which compared to $1,256,140 for the year ended June 30, 1998.

         The Company's net losses totaled $1,543,185 and $1,536,161 for the years ended June 30, 1999 and June 30, 1998, respectively. The Company funded these losses and uses of cash for operating activities through the sale of preferred stock and from additional long-term borrowings. The Company realized net proceeds of $1,763,286 from the sale of preferred stock during the year ended June 30, 1998. Proceeds received from long-term debt were $116,240 and $1,953,461 during the years ended June 30, 1999 and June 30, 1998.

         During the years ended June 30, 1999 and June 30, 1998, the Company purchased $466,078 and $1,052,597, respectively, in property and equipment. These expenditures for property and equipment were primarily funded by the net proceeds from preferred stock and long-term debt discussed above. During the year ended June 30, 1999, the Company purchased an additional farm location and certain equipment for $1,259,982, which was financed by a seller note payable. Also in the year ended June 30, 1999, the Company spent approximately $278,000 in refurbishing one of its existing farms to increase production capacity. Management believes that in order to maintain productive catfish farming operations over the long-term, approximately 10 percent of ponds need to be reworked each year and that capital will be required to maintain high levels of production. Approximately $188,000 capital expenditures were primarily for trucks and other farm related equipment. During the year ended June 30, 1998, certain major pond reworking programs were completed to increase production capacity at a cost of approximately $300,000 and aeration equipment was acquired to provide double aeration for the refurbished ponds for approximately $280,000. Also, in August 1997, the Company moved its administrative offices in Mississippi to one of its farms from an office facility it had previously shared with another catfish farming operation. This move required the purchase and installation of double wide mobile trailer homes on the Company's farm land in Sunflower, Mississippi. The total cost of this move was approximately $190,000, including the trailers, utility hook-ups, well construction, and ground preparation. The remaining $283,000 in capital expenditures in fiscal 1998 was primarily for trucks and other farm related equipment.

        Effective April 26, 1999 the Company obtained two revolving credit lines in an amount totaling $1,100,000 from Community Bank in Indianola, Mississippi (the "Bank"). The Company intends to fund its operations primarily through fish sales, working capital, and its $1,100,000 feed and production lines of credit with the Bank. The purpose of the first credit line of $700,000 is to provide financing for catfish feed purchases from Delta Western. The second credit line of $400,000 is used for catfish production. Borrowings under both credit lines bear interest at prime plus 165 basis points (1.65%). The credit lines mature on March 15, 2000. The Company paid a commitment fee of 1% ($11,000) to obtain these credit lines. Under the lines of credit, the Company has an account with the Bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. From these deposit amounts, 50 percent are applied to the feed line of credit, and the remaining 50 percent are applied to the production line. The credit line is represented by the Company's promissory note which is secured by a first lien on all inventory, accounts receivable, and certain stock in processing cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of cash value life insurance on two of the Company's officers. Mr. George S. Hastings, President, has also personally guaranteed repayment of the credit line.

         The Company has a balloon note payable with a bank that matures in April 2000, at which time the principal balance will be approximately $966,000. Management will soon begin negotiations to refinance this note, which was obtained to finance the purchase of the Company's Hidden Lakes farm. The Company spent approximately $200,000 in the year ended June 30, 1999 to refurbish the real property on this farm, which management believes has enhanced its production capacity and thereby its appraised value.

         The Company had non cash financing transactions during the year ended June 30, 1999. As discussed above, in June 1999 the Company purchased an additional farm location equipment and certain fish inventory for $1,888,593. The amount of this purchase was financed by a seller note payable. Also, on December 31, 1998, the Company converted preferred stock purchase warrants into common shares at a ratio of 0.3 shares for each warrant share which had not been exercised. These warrants pertained to preferred stock issued September 10, 1996 through June 30, 1997. Accordingly, 70,589 shares of common stock were issued as of the expiration date of December 31, 1998. The market value of the shares as of this date was $48,350.

         Through the middle of September 1999, the Company has continued to feed the fish at normal levels through its peak feeding season and as a result has experienced a cash flow shortage. The Company is current on all of its notes payable and long-term debt, payroll, and payroll tax obligations. However, unsecured vendor accounts payable of approximately $200,000 relating to purchases in July and August 1999 are past due. As discussed above, the Company's feed and production credit lines require that 50 percent of all collections of accounts receivable be applied to the outstanding balance of each until paid. The Company has reached the credit limit on its $400,000 production line of credit and has available borrowings its feed line of credit of approximately of $100,000. The Company anticipates it will take approximately two to three months to become current with its unsecured vendor accounts payable.

         The Company has obtained a $350,000 unsecured credit facility from a creditor that manages short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays proceeds and loan fees of 2 1/2% to the creditor over a period of six months. Borrowings bear interest at 12% per annum. During May through August 1999, the Company utilized the revolver from this creditor for purposes of land improvements, stocking of ponds, and purchases of feed in addition to those funded by the Company's bank line of credit. As of June 30, 1999, the Company's outstanding balance with the short-term creditor was $226,000 and approximately $270,000 in the middle of September 1999.

         The Company has also arranged to borrow approximately $100,000 from an individual investor in September 1999 to purchase feed and fund other operating costs. As the feeding season normally ends in October, the requirements for cash decrease during the winter months. Sales of catfish are traditionally the highest during the late fall and winter. Furthermore, when the Bank lines of credit are paid off, the Company will have cash flow from all of its accounts receivables.

         Notwithstanding the above, management believes that additional capital will be necessary to support the Company's growth. Management believes that current cash on hand combined with cash proceeds from sales of fish will be adequate to fund its planned existing operations through June 30, 2000. Recent equipment purchases will allow the Company to improve its own ponds, thereby reducing the need to hire outside vendors to make such improvements. However, additional capital will be needed to finance any future acquisitions. Moreover, the Company may require additional capital for operations and capital expenditures, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's possible need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

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

         Based on discussions with the vendors of both its hardware and software components, the Company determined during the year ended June 30, 1999 that certain facets of the system required further upgrading to become compliant with Year 2000. In April, the Company moved its accounting and information systems from Tennessee to Mississippi. As part of the move, the Company engaged an outside firm to handle these upgrades along with the dismantling of the system at the old location and setting up in Mississippi. The Company believes that its hardware and software systems are now compliant with Year 2000. Any Year 2000 problems that may occur are not expected to have a material adverse effect on the Company's future operating results or financial condition. The cost of the move and the verification was approximately $6,000.

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

         The Company has made inquiries to its feed vendor and major customers. In each of these cases, the response has been that the respective company views the Year 2000 issues with all seriousness, is working on the issue internally, and expects to be fully prepared well before the end of 1999. Those companies have agreed to update their progress with the Company to assure of their compliance or so that the Company can modify its own plans accordingly.

         The Company's major supplier, comprising approximately half of the Company's expense budget for a year is Delta Western. However, feeding normally begins in late February of each year, and, accordingly, the Company does not anticipate a Year 2000 problem associated with its feed vendors.

         The Company's credit facilities ($1,100,000) are through Community Bank. As the proceeds from sales of catfish are received, Community withholds funds on sales to apply against the outstanding balances of the lines of credit. Community Bank officials have addressed their significant Year 2000 issues and have indicated that the bank is compliant with Year 2000.

         The Company's major customers are catfish processors. In every case, management's discussions have revealed that the processors intend to be ready for Year 2000. The processors have hired outside consultants that are reviewing both the micro controllers in the plant processing equipment and the office information systems. Their contingency plans would include reverting to a manual recording of fish deliveries, sales of processed fish to their customers, billing, collections, and payment to fish farmers. This could result in the processors paying less for fish or increasing market prices thereby reducing demand and sales of catfish. This would cause a decrease in sales dollars and/or cause the Company to sell fewer pounds of fish.

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

         OFFAL RECOVERY ALLIANCE. On June 24, 1998, AquaPro announced the formation of a strategic alliance to scientifically engineer and reclaim high quality minced fish protein, for the global market, by employing advanced techniques recently developed by the Alaskan fishing industry. Redbow Industries (formerly Flohr

Metal Fabricators Inc.), Teknotherm Inc., Ocean's Edge Inc., and AquaPro have combined their respective talents to form the Strategic Alliance (the "Alliance").

         The Alliance offers catfish processors the ability to reclaim a significant portion of the catfish offal currently being sold to rendering plants at one-half cent per pound ($.005/lb.) into high quality blocked minced fish protein with a global market supporting forty to seventy cents per pound ($.40-.70/lb.) The Alliance offers to processors a turnkey system to design, install, coordinate operations, and market offal recovery products within 90 to 120 days of the agreement with the catfish processor.

         The Alliance intends to offer its services first to the catfish industry which produces approximately 265 million pounds of offal per year. The process has the ability to recover premium meat from what machines now leave on the fish's frame and other trimmings. Potentially 60 million pounds of high quality minced product can be recovered for the catfish industry. Processors will be invited to enter into a profit sharing agreement with AquaPro in which the processor provides the offal and AquaPro's alliance provides the expertise to capture the minced product for sale.

         As of September 1999, two processors, Delta Pride and Farmland Industries, are in negotiations with the Company as a representative of the Alliance. Delta Pride and the Company are deferring a decision on the implementation of the system. Farmland Industries has completed its due diligence and is in the process of determining whether or not to proceed with the Company.

         Redbow Industries (formerly Flohr Metal Fabricators Inc.), is a 57-year-old company in Seattle, Washington. Its key employees pioneered the involvement of U.S. design and building of Surimi processing in the mid 1980's. Highly experienced in fish processing, it has completed more than 25 shore bases and on vessel Surimi processing lines, some with finished product capacity of over 440,000 pounds per day. Flohr's experience with minced product includes the largest pollock plants in Alaska, factory trawlers for pollock and cod, shore salmon plants in Alaska and Russia as well as Russian factory trawlers. It prides itself on its ability to customize technology to the processing facilities and other applications. Flohr also built the probe that found the Titanic.

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

                                                           An Officer of the
                                                             Company (or a            Director of the
                                                          Predecessor of the            Company (or
      NAME AND AGE                 Position                 Company) Since           Predecessor) Since
      ------------                 --------                 --------------           ------------------

George S. Hastings, Jr.   Chairman of the Board                  1983                       1983
Age 52                    Chief Executive Officer
                          President

Randle Willoughby         Vice-President of                      1997                        --
Age 35                    Production

Mike W. Jackson           Controller & Secretary                 1998                        --
Age 41

Kenneth Ostebo*           Director                                --                        1998
Age 42

Roger Daley*              Director                                --                        1996
Age 76

Joseph Duncan, Sr.*       Director                                --                        1995
Age 72

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

         George S. Hastings, Jr. received his Bachelor of Science Degree in Finance with a minor in Accounting from the University of Tennessee in 1973 and a Doctor of Jurisprudence Degree from the University of Tennessee College of Law in 1975. He has been a member of the State Bar of Tennessee and the United States Tax Court since 1976. Mr. Hastings has been involved in the catfish aquacultural industry since 1986 and has substantial experience in all levels of catfish farm management. Mr. Hastings is also on the board of directors at Delta Pride, and is actively involved with an alliance of companies seeking to bring the process of recovering high quality minced catfish protein to the industry. In the spring of 1999, he arranged the purchase of a ninth farm by the Company.

         Randle Willoughby has been involved in the management of catfish farming since 1983. Until 1992, Mr. Willoughby was with a 4,000 acre operation where he began as an oxygen checker and was eventually promoted to overall general manager. In this position, Mr. Willoughby worked directly with the Production Credit Association in obtaining a satisfiable inventory analysis. From 1992 until 1996, he was general manager a 500 acre farm where he raised the farm's average sales from 3,500 to 6,200 pounds of product per acre. This represented a 75% increase in sales while costs increased only 50%. Mr. Willoughby joined the Company in 1997, and has assembled management team with over 68 years of combined experience in aquacultural management. He recently initiated a performance bonus program giving the farm management team the incentive to strive towards improved production.

         Mike W. Jackson joined the Company in October 1998. Previously, Mr. Jackson served as controller of a locally owned distributor of petroleum products in the Mississippi Delta. In this position, he was responsible for the administration of all accounting and financial functions. Prior to this, Mr. Jackson was an accountant from 1990 until 1996 in the Retail Accounting department at the Indianola, MS division of SuperValu, Inc., where he performed accounting services for independently owned retail stores that were serviced by SuperValu. He has been a certified public accountant since 1989. Mr. Jackson received his BBA degree in Accounting from Delta State University in Cleveland, MS in 1986.

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

         Based upon a review on the Forms 4 and 5 furnished to the Company with respect to its most recent fiscal year, each of the Company's Directors, Executive Officers, Promoters and Control Persons failed to timely file his or her initial Form 3 under Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth remuneration to be paid by the Company and/or its subsidiaries to its Chief Executive Officer and to its other highly compensated executive officers of which there are none whose annual salary and bonus exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                        -------------------             ----------------------
                                                                       VALUE OF      SECURITIES
    NAME AND                                                          RESTRICTED     UNDERLYING
PRINCIPAL POSITION                 YEAR      SALARY       BONUS        STOCK(2)      OPTIONS(3)
------------------                 ----      -------     -------      ----------     ----------
George S. Hastings, Jr.            1999     $ 87,000     $     0       $ 8,391        303,000
Chief Executive Officer            1998       70,558      15,616       $19,500        223,000
                                   1997(1)    59,250       7,798        46,875         51,000
                                   1996      118,500      28,000        46,875         51,000

---------------------------------

(1)      A transitional six-month fiscal year.

(2) Shares issuable on April 1 through 1998, quarterly beginning July 1, 1998. Stock is subject to 2-year vesting whereby shares will be lost if employee voluntarily terminates employment or is terminated for cause before the vesting period ends. Shares were valued at $3.13 per Share, which is 50% of the value of $6.25 for 1997 and 1996; shares valued at $1.63 which is 50% of the April 1, 1998 value of $3.25. Shares valued at a weighted average of $1.08 for 1999.

(3) Options are exercisable for a 7-year period commencing on the date of issuance of April 1 in 1997 and 1996 at a price of $6.25 per Common Share. Effective August 18, 1998, all options issued prior to 1998 were repriced by the Compensation Committee of the Board of Directors at $2.00 per Common Share, of which Mr. Hastings holds options for a total of 153,000 shares. The options issued in 1998 are exercisable for 7-year periods commencing on April 1, 1998 at $3.25 per Common Share (39,000 shares), May 15, 1998 at $3.13 per Common Share (84,000 shares), and May 27, 1998 at $2.84 per Common Share (100,000 shares). The options issued in the year ended June 30, 1999 are also exercisable for 7-year periods commencing on July 1, 1998 at $1.875 per common share (42,000 shares), October 1, 1998 at $0.75 per common share (87,000 shares), January 1, 1999 at $0.6875 per common share (87,000 shares), and April 1, 1999 at $1.00 per common share (87,000 shares). See discussion below.


---------------------------------

         The following table sets forth certain information regarding stock options and warrants granted to each named Executive Officer by reason of their employment during the Company's 1999 fiscal year.

                        OPTION/WARRANT GRANTS IN 1999(A)

                                           INDIVIDUAL GRANTS
                         -------------------------------------------------------
                           NUMBER OF SECURITIES      % OF TOTAL OPTIONS/WARRANTS
                                UNDERLYING               GRANTS TO EMPLOYEES          EXERCISE OR BASE      EXPIRATION
   NAME                  OPTIONS/WARRANTS GRANTED           IN FISCAL YEAR             PRICE ($/SHARE)         DATE
   ----                  ------------------------           --------------             ---------------         ----
George S. Hastings, Jr.          303,000                        88.9%                 $0.6875 to $1.875      3/31/2006

         The following table sets forth the value of all unexercised employee stock options and Director Options held by the Named Executive Officers as of June 30, 1999.

                    AGGREGATED OPTION AND WARRANT VALUE TABLE

                                     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                ------------------------------          -------------------------
NAME                             EXERCISABLE/UNEXERCISABLE(1)           EXERCISABLE/UNEXERCISABLE
----                             ----------------------------           -------------------------
George S. Hastings, Jr.                  679,000/None                        $277,313/None(1)

----------
         (1) Options in-the-money are based on the value of the Company's Common Stock which, as of September 13, 1999, is $1.0625 per Common Share based on the closing price reported on the NASD Bulletin Board.
----------

         EMPLOYMENT CONTRACTS. The Company has a written employment agreement with Mr. George Hastings. Pursuant to this agreement, he receives a base salary of $87,000 per annum. In addition, Mr. Hastings is entitled to awards of restricted stock, stock options, medical insurance coverage and to such annual bonus compensation as determined by the Board of Directors. The award of any bonus compensation, however, is dependent on the achievement of certain performance levels by the Company, including growth in funds from operations and/or water acres under management. The stock options awarded pursuant to such employment contract is exercisable for a term of seven years at an exercise price equal to the fair market value on such date and are exercisable upon issuance. The employment agreement has an initial three-year term and is automatically extended for an additional year at the end of each year of the agreement, subject to the right of the Company to terminate the contract for cause upon notice or voluntarily by giving at least three months' prior written notice and the payment of severance payment equal to three years of compensation.

         EXECUTIVE COMPENSATION. The Company had outstanding 7 year options to purchase stock at $6.25 per share that were issued 1995 to 1997 (171,000 shares). On August 18, 1998, the compensation committee recommended and the Board approved that all of the options previously issued at $6.25 per share be repriced at $2.00 per share.

         EXPLANATION OF LONG-TERM COMPENSATION. Under Mr. Hastings employment contract, he is entitled to receive issuances of Restricted Stock in the amounts stated. Total stock of up to approximately 3% of the total outstanding may be issued each year. Also, under his employment contract, Mr. Hastings is awarded stock options in the amount stated entitling the holder to purchase shares at a price equal to the fair market value at the date which the options are issued. These options are for a term of seven years.

         COMPENSATION OF DIRECTORS. The Company pays its outside Directors an annual retainer of $1,000 each September; $500 for each meeting attended in person and $250 for each telephonic meeting. The Company also reimburses each outside Director for his or her out-of-pocket expenses incurred in connection with attending meetings. In addition, as of June 30, 1998, the Company annually awarded each Director (including Directors who are officers of the Company) options for the purchase of 3,000 Common Shares (the "Director Options"). The Director Options have a term of seven years and are exercisable at a price equal to the fair market value of the Common Shares on the date of issuance. These options have a term of seven years. In August 1998, the Board voted to award each Director (including Directors who are officers of the Company) options for the purchase of 3,000 Common Shares each quarter at an option price equal to the closing stock price on the first day following each calendar quarter.

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

         DIRECTOR LIABILITY. The Tennessee Business Corporation Act permits a Tennessee corporation to limit or eliminate a director's liability to the corporation or its shareholders for monetary damages for certain breaches of fiduciary duty. The statute provides, however, that a Tennessee corporation may not eliminate or limit liability for breaches of the duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or knowing violation of the law, the unlawful purchase or redemption of stock, or the payment of unlawful dividends. Although the Tennessee courts have not tested the validity and scope of that statutory provision, the provision clearly applies only to breaches of duty by directors as directors and not in their capacity as officers, employees or agents of the corporation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 1999, by each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the beneficial ownership by each Officer, Director, and the beneficial ownership of all Directors and Officers as a group:

                                                                       AMOUNT AND NATURE OF
NAME & POSITION                                                        BENEFICIAL OWNERSHIP
OFFICERS AND DIRECTORS                                             NUMBER OF COMMON SHARES(%)(1)
----------------------                                             -----------------------------
George S. Hastings, Jr.                                           912,322(2)             (16.13%)
President, Chief Executive Officer and Chairman of the Board

Randle Willoughby                                                  19,088(6)              (0.34%)
Vice-President of Production

Mike Jackson                                                        3,000(5)              (0.05%)
Controller & Secretary

Kenneth Ostebo                                                      9,000(7)              (0.15%)
Director

Roger Daley                                                        73,373(3)              (1.30%)
Director

Joseph F. Duncan, Sr.                                              44,933(4)              (0.79%)
Director

All officers and directors as a group (five persons)            1,061,716                (18.77%)

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

         The total number of Common Shares outstanding is 4,890,481 as of June 30, 1998. The total number of options outstanding is 765,000 as of such date. Accordingly, the total number of outstanding Common Shares considered outstanding for purposes of computing the above percentages is 5,655,481.

(2) Includes the following Common Shares, warrants and options held of record by Mr. Hastings: 233,322 Common Shares and 679,000 Common Shares issuable upon the exercise of 658,000 Compensatory Options and 21,000 Director Options.

(3) Includes 55,373 Common Shares held of record and 18,000 Common Shares issuable upon the exercise of Director Options.

(4) Includes 23,933 Common Shares held of record and 21,000 Common Shares issuable upon the exercise of Director Options.

(5) Includes 1,000 Common Shares held of record and 2,000 Common Shares issuable upon the exercise of Compensatory Options.

(6) Includes 4,088 Common Shares held of record and 15,000 Common Shares issuable upon the exercise of Compensatory Options.

(7)      9,000 Common Shares issuable upon the exercise of Director Options.

----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A List of Exhibits is included with this Report and is attached hereto.

         One Report on Form 8-K was filed by the Company during the last quarter covered by this Report. This report, dated June 30, 1999 addressed the acquisition by the Company of certain real property, equipment and fish inventory.

                                LIST OF EXHIBITS
                               AQUAPRO CORPORATION

                    ITEM                                                                     EXHIBIT NO.
AquaPro's Charter (1)                                                                            3.1

AquaPro's Amended and Restated Charter (1)                                                       3.2

AquaPro's Articles of Correction to Charter (1)                                                  3.3

AquaPro's Articles of Amendment to Charter (1)                                                   3.4

AquaPro's First Amended and Restated Bylaws (1)                                                  3.5

Plan and Agreement of Consolidation for CCA I - IV (1)                                           3.6

Plan and Agreement of Consolidation for CCA V - VIII (1)                                         3.7

Articles of Merger of CCA I - IV and AquaPro Corporation (1)                                     3.8

Amended Plan and Agreement of Merger of CCA V - VIII and
AquaPro Corporation (2)                                                                          3.9

Articles of Merger of CCA V - VIII and AquaPro Corporation (2)                                   3.10

Form of Common Stock Certificate (1)                                                             4.1

Form of $10.50 Common Stock Warrant (1)                                                          4.2

Form of $10.50 Warrant Agreement (1)                                                             4.3

Form of 10.35% Debenture (1)                                                                     4.4

Form of 10.35% Loan Note Agreement (1)                                                           4.5

Form of Series A Preferred Stock Certificate (1)                                                 4.6

Form of $7.50 Common Stock Warrant (1)                                                           4.7

Form of $9.50 Stock Right (2)                                                                    4.8

Form of $9.50 Stock Rights Agreement (2)                                                         4.9

Exchange Form for Investor Notes (2)                                                             4.10

Form of 10.35% Collateralized Convertible Note (2)                                               4.11

Form of Agency Agreement 10.35% Collateralized
Convertible Notes (2)                                                                            4.12

Form of Security Agreement 10.35% Collateralized
Convertible Notes (2)                                                                            4.13

Marketing Agreement with Delta Pride (1)                                                         10.1

Agreements with Delta Western ("Indi Bell") (1)                                                  10.2

Security Agreement, Guaranty, Note with Community
Bank (1)                                                                                         10.3

Note, Deed of Trust, Security Agreement with Met Life
(Balmoral) (1)                                                                                   10.4

Note and Deed of Trust with Met Life (Cypress Lake) (1)                                          10.5

Employment Agreement with George S. Hastings, Jr. (1)                                            10.6

Employment Agreement with Patricia G. Hastings (1)                                               10.7

Note and Deed of Trust with Sunburst Bank (CCA V) (2)                                            10.8

Note, Deed of Trust, Loan Agreements, and Finance Charge
Agreement with Metropolitan Life (CCA VI) (2)                                                    10.9

Deed of Trust, Assumption Agreements, Modification and
Loan Agreements and other communications with Federal
Land Bank (CCA VII and VIII) (2)                                                                 10.10

Four Agreements with Delta Western ("Indi Bell") (3)                                             10.11

Commitment Letter, Guaranty, Note Agreement, Security
Agreement with Community Bank dated May 14, 1998 (4)                                             10.12

Promissory Note, Interest Rate Disclosure, Settlement Statements,
Deed of Trust and Security Agreement with Farm Credit Bank
of Texas dated June 9, 1998 (4)                                                                  10.13

Contract of Purchase and Sale (5)                                                                10.1

Supplemental Agreement dated June 29, 1999 (5)                                                   10.2

Commitment Letter & Note Agreements with Community
Bank dated April 26, 1999                                                                        10.14

Financial Data Schedule                                                                          27

-------------------------------------------------------------------------------------------------------------------

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

(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed September 25, 1998 (File # 000-29258).

(5) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K filed June 29, 1999 (File # 000-29258).

                               AquaPro Corporation

                        Consolidated Financial Statements


                       Years ended June 30, 1999 and 1998


                                    CONTENTS

Report of Independent Auditors.....................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets........................................................2
Consolidated Statements of Operations..............................................4
Consolidated Statements of Changes in Stockholders' Equity.........................5
Consolidated Statements of Cash Flows..............................................7
Notes to Consolidated Financial Statements.........................................8

                         Report of Independent Auditors

The Board of Directors and Stockholders
AquaPro Corporation

We have audited the accompanying consolidated balance sheets of AquaPro Corporation and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaPro Corporation and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jackson, Mississippi
August 26, 1999

                                              /s/ ERNST & YOUNG LLP

                               AquaPro Corporation

                           Consolidated Balance Sheets

                                                                                      JUNE 30
                                                                               1999              1998
                                                                           ------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                $    86,264      $   112,631
   Trade accounts receivable                                                    243,136          349,148
   Other receivables                                                            104,000           27,998
   Live fish inventories                                                      6,264,923        5,533,276
   Prepaid expenses                                                              21,038           21,303
                                                                           ------------------------------
Total current assets                                                          6,719,361        6,044,356

Property, buildings and equipment:
   Land                                                                       2,005,829        1,783,425
   Ponds and improvements                                                     4,012,719        3,263,405
   Buildings                                                                    468,330          458,014
   Machinery and equipment                                                    3,580,312        2,901,160
                                                                           ------------------------------
                                                                             10,067,190        8,406,004

   Accumulated depreciation                                                   3,032,124        2,402,841
                                                                           ------------------------------
                                                                              7,035,066        6,003,163

Investments in cooperatives                                                     411,456          833,894
Other assets                                                                    170,205          166,779






                                                                           ------------------------------
Total assets                                                                $14,336,088      $13,048,192
                                                                           ================================

                                                                                      JUNE 30
                                                                               1999              1998
                                                                           ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable:
     Bank                                                                  $    890,052      $    586,459
     Others                                                                     498,441            13,505
   Accounts payable                                                             548,768           195,318
   Accrued expenses                                                              99,002            46,344
   Current maturities of long-term debt                                       1,523,347           426,574
                                                                           ------------------------------
Total current liabilities                                                     3,559,610         1,268,200

Long-term debt, less current maturities                                       4,334,081         3,829,981

Stockholders' equity:
   Series A Preferred Stock, no par value - authorized 900,000 shares, cumulative, convertible, 590,623
       issued, none outstanding                                                      --                --
   Preferred stock, par value to be determined by the
       Board of Directors - authorized 100,000 shares, none
       issued                                                                        --                --
   Common stock, no par value - authorized 100,000,000
     shares, issued and outstanding 4,890,381 and 4,818,354
     shares at June 30, 1999 and 1998                                        15,371,912        15,405,803
   Unearned compensation                                                        (32,444)         (101,906)
   Retained earnings (deficit)                                               (8,897,071)       (7,353,886)
                                                                           ------------------------------
Total stockholders' equity                                                    6,442,397         7,950,011
                                                                           ------------------------------
Total liabilities and stockholders' equity                                 $ 14,336,088      $ 13,048,192
                                                                           ==============================



See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Operations

                                                                                  YEAR ENDED JUNE 30
                                                                                1999              1998
                                                                           ------------------------------
Net sales                                                                  $  5,614,284      $  5,041,463
Cost of products sold                                                         4,422,616         4,316,032
                                                                           ------------------------------
Gross profit                                                                  1,191,668           725,431
Selling, general and administrative                                           1,633,693         1,652,570
                                                                           ------------------------------
Operating loss                                                                 (442,025)         (927,139)

Other income (expense):

   Equity in losses on investments in cooperatives                             (339,838)         (260,112)
   Impairment loss on investment in cooperative                                (628,000)               --
   Interest expense                                                            (493,172)         (460,393)
   Patronage dividends                                                          305,701           130,724
   Other, net                                                                    54,149           (19,241)
                                                                           ------------------------------
                                                                             (1,101,160)         (609,022)
                                                                           ------------------------------
Net loss                                                                   $ (1,543,185)     $ (1,536,161)
                                                                           ==============================
Net loss attributable to common stockholders                               $ (1,543,185)     $ (1,869,126)
                                                                           ==============================
Basic and diluted net loss per common share                                $       (.32)     $       (.65)
                                                                           ==============================
Weighted average basic and diluted
   common shares outstanding                                                  4,821,232         2,870,743
                                                                           ==============================


See accompanying notes.

                               AquaPro Corporation

           Consolidated Statements of Changes in Stockholders' Equity

                                                                     Common Stock
                                                                Shares          Amount
                                                             ----------------------------
Balance at July 1, 1997                                       2,670,667      $ 10,588,311
Net loss for the year ended June 30, 1998
Common stock issued to employees for future services             21,000            68,250
Cancellation of common stock granted to
   former employees                                              (5,567)          (42,188)
Amortization of unearned compensation
Conversion of debt to common stock                                7,930            39,661
Conversion of long-term debt to preferred stock
Sale of preferred stock
Cash dividend on preferred stock
Conversion of preferred stock to common stock                 2,065,438         4,584,708
Common stock issued as payment of preferred dividends            58,886           167,061
                                                             ----------------------------
Balance at June 30, 1998                                      4,818,354        15,405,803
Net loss for the year ended June 30, 1999
Common stock issued to employees for future services             13,000            13,781
Cancellation of common stock granted to former employees        (12,000)          (48,000)
Amortization of unearned compensation
Conversion of preferred stock warrants to common stock           70,589
Issuance of common stock                                            438               328
                                                             ----------------------------
Balance at June 30, 1999                                      4,890,381      $ 15,371,912
                                                             ============================

                                                 Retained        Total
     Preferred Stock            Unearned         Earnings     Stockholders'
  Shares         Amount       Compensation      (Deficit)        Equity
---------------------------------------------------------------------------
  235,507     $ 1,837,408     $  (126,563)     $(5,484,760)     $ 6,814,396
                                                (1,536,161)      (1,536,161)
                                  (68,250)                               --

                                   42,188                                --
                                   50,719                            50,719
                                                                     39,661
  127,922         984,014                                           984,014
  227,194       1,763,286                                         1,763,286
                                                  (165,904)        (165,904)
 (590,623)     (4,584,708)                                               --
                                                  (167,061)              --
---------------------------------------------------------------------------
       --              --        (101,906)      (7,353,886)       7,950,011
                                                (1,543,185)      (1,543,185)

                                  (13,781)                               --
                                   48,000                                --
                                   35,243                            35,243
                                                                         --
                                                                        328

---------------------------------------------------------------------------
       --     $        --     $   (32,444)     $(8,897,071)     $ 6,442,397
===========================================================================



See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED JUNE 30
                                                                                1999             1998
                                                                            ------------------------------
OPERATING ACTIVITIES
Net loss                                                                     $(1,543,185)     $(1,536,161)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                               759,485          700,341
     Equity in losses on investments in cooperatives                             339,838          260,112
     Impairment loss on investment in cooperative                                628,000               --
     (Gain) loss on disposals of equipment                                       (32,598)          41,835
     Payments of loss allocations on investment in cooperative                  (205,558)        (191,376)
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable                          106,012         (240,483)
       (Increase) decrease in live fish inventories                             (103,036)         206,192
       Increase in prepaid expenses, other receivables, and other assets        (132,576)        (130,379)
       Increase (decrease) in accounts payable and accrued expenses               66,270         (366,221)
                                                                            ------------------------------
Net cash used in operating activities                                           (117,348)      (1,256,140)

INVESTING ACTIVITIES
Purchases of property and equipment                                             (466,078)      (1,052,597)
Proceeds from disposals of equipment                                              56,250           35,592
                                                                            ------------------------------
Net cash used in investing activities                                           (409,828)      (1,017,005)

FINANCING ACTIVITIES
Net increase in notes payable                                                    788,529           60,706
Principal payments on long-term borrowings                                      (403,960)      (1,428,667)
Proceeds from long-term borrowings                                               116,240        1,953,461
Proceeds from issuance of preferred stock                                             --        1,763,286
Payments of preferred stock dividends                                                 --         (165,904)
                                                                            ------------------------------
Net cash provided by financing activities                                        500,809        2,182,882
                                                                            ------------------------------
Net decrease in cash and cash equivalents                                        (26,367)         (90,263)
Cash and cash equivalents at beginning of year                                   112,631          202,894
                                                                            ------------------------------
Cash and cash equivalents at end of year                                     $    86,264      $   112,631
                                                                            ==============================

SUPPLEMENTAL CASH FLOW INFORMATION-
Interest paid                                                                $   454,000      $   503,000
                                                                            ==============================
NON-CASH FINANCING ACTIVITIES
Common stock issued to employees for future services                         $    13,781      $    68,250
                                                                            ==============================
Conversion of notes payable and long-term debt to common stock                        --      $   $39,661
                                                                            ==============================
Conversion of long-term debt to preferred stock                              $        --      $   984,014
                                                                            ==============================
Conversion of accrued salaries and note payable to officers to
long-term debt                                                               $        --      $   380,198
                                                                            ==============================
Conversion of preferred stock to common stock                                $        --      $ 4,584,708
                                                                            ==============================
Common stock issued as payment of preferred dividends                        $        --      $   167,061
                                                                            ==============================
Issuance of long-term debt:
   Live fish inventories                                                     $   628,611      $        --
                                                                            ==============================
   Land and ponds and improvements                                           $   714,032      $        --
                                                                            ==============================
   Machinery and equipment                                                   $   545,950      $        --
                                                                            ==============================



See accompanying notes.

                               AquaPro Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

AquaPro Corporation (the "Company") and its wholly owned subsidiaries American Fisheries Corporation ("American") and Circle Creek Aquaculture, Inc. ("Circle Creek") own and operate eight catfish farms located in the delta area of the State of Mississippi. All material intercompany transactions and balances have been eliminated in consolidation.

The Company conducts catfish farming activities on 2,126 water acres within the State of Mississippi. Catfish farming is concentrated in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. Catfish are sold principally to retail grocery stores and restaurants by catfish processors. The Company's sales are to a limited number of processors and collateral is generally not required. Two processors represented 51% and 34% of the Company's net sales for the fiscal year ended June 30, 1999, and three processors represented 52%, 31% and 10% of the Company's net sales for the fiscal year ended June 30, 1998.

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

                               AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LIVE FISH INVENTORIES

Live fish inventories are stated at the lower of average cost or market. Market value is determined as estimated selling price less estimated costs to sell. Revenue is recognized when catfish are delivered live to the processor.

Live fish inventories are purchased as "fingerlings" (generally, 5 to 6 inches in length) and are grown to a marketable size over 9 to 18 months. Because the production cycle generally exceeds one year, management anticipates certain live fish inventories on hand at June 30, 1999 may not be sold during the year ending June 30, 2000. Live fish inventories are classified as a current asset in the accompanying balance sheets consistent with industry practice. The quantities of live fish inventories are determined based upon estimated growth from feed fed and are reduced for the actual quantities sold and observed mortality. The Company estimates fish grow-out based upon 2.5 pounds of feed fed per one pound of live fish growth. The estimated fish grow-out, which includes estimated mortality based on the Company's experience, is based upon published industry data and actual experience of the Company. In addition to the estimated mortality, reductions in inventories for observed mortality are recorded as observed. Management assesses the accuracy of the perpetual inventory records by periodic comparisons with observations of the catfish feeding in each pond and analysis of the trend of pounds of feed fed relative to the pounds of catfish reflected in the perpetual inventory records by pond. Costs associated with live fish production are accumulated during the growing period and consist principally of feed, labor and overhead required to grow the live fish to a marketable size. Each pond is closed approximately every 8 to 10 years and the perpetual inventory records are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in mortality higher than the Company's estimated mortality.

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

                               AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to estimated fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally recognizes no compensation expenses for the stock option grants.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss applicable to common stock (net loss less dividend requirements for preferred stock of $332,965 in the fiscal year ended June 30, 1998) by the weighted average number of common shares outstanding. Common equivalent shares (stock options and warrants) outstanding have not been included in the computation of diluted net loss per common share due to their antidilutive effects for the periods presented.

                               AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective in fiscal 1999, FASB Statement No. 130, Reporting Comprehensive Income, requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Also, effective for fiscal 1999 is FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information which requires companies to report financial and descriptive information about their reportable operating segments. The adoption of FASB No. 130 and 131 did not have an impact on the Company in fiscal 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value, and establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value though income. Management has not determined the effect of the adoption of this statement to the earnings and financial position of the Company when it becomes effective for fiscal 2001.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to fiscal 1999 presentation.

                               AquaPro Corporation

2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 1999 and 1998, the Company incurred net losses of $1,543,185 and $1,536,161, respectively, had aggregate accumulated deficits in operations at June 30, 1999 of $8,897,071 and had deficient cash flow from operating activities of $117,348 and $1,256,140, respectively, for those same periods. These factors create substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately attain profitability.

Subsequent to June 30, 1999, the Company reached the limit on borrowings available under the $400,000 revolving line of credit and had approximately $100,000 remaining under the revolving line of credit used solely to fund purchases of feed (see Note 4). Management attributed these additional borrowings to increased catfish production, as compared to the prior year, along with the end of the growing season approaching. Management also arranged to borrow approximately $100,000 from a third party to purchase feed and fund other operating costs. The growing season, or months in which catfish are fed, generally is from March through October. As described in Note 4, the required principal and interest payments on borrowings under the revolving lines of credit consist of collections on accounts receivable applied equally to each line of credit.

Based upon management's projected sales volume at current sales prices for the period July 1, 1999 through June 30, 2000, management anticipates the Company's fish sales should be sufficient to repay borrowings under the revolving lines of credit prior to the maturity dates of the lines of credit on March 15, 2000, to bring its unsecured obligations current and to fund operating expenses through March 31, 1999. Based upon the anticipated repayment of the revolving lines of credit and the collateral which would be available to secure additional borrowings, management believes that the Company will be able to renew the present revolving lines of credit for the same amounts or obtain credit agreements with similar terms. The revolving line of credit is collateralized by accounts receivable (book value of $243,136 at June 30, 1999), live fish inventories (book value of

                               AquaPro Corporation

$6,264,923 at June 30, 1999), investment in certain cooperative stock (book value of $354,216 at June 30, 1999), and certain property and buildings (book value of $818,754 at June 30, 1999). The Company has obtained an advanced commitment letter from a feed vendor to provide a revolving line of credit for feed purchases for a minimum of $500,000 beginning April 2, 2000 under terms similar to its existing line of credit. The commitment for the line of credit is contingent upon the repayment of the existing line on or before the due date and the pledge of collateral similar to the collateral pledged on the existing line. Management projects that the availability of a line of credit under this commitment is necessary for the Company to meet its operating cash needs through June 30, 2000 in the normal course of business. Management projects this advanced commitment would only partially meet the Company's needs to finance feed purchases through the end of the 2000 feeding season.

In addition the Company has a note payable to a bank at prime plus 2 1/2% with a balance of $997,140 at June 30, 1999 that matures in April 2000. The note is collateralized by property, buildings and equipment with a book value of $1,439,529 at June 30, 1999. Management believes that the Company will be able to renew the present note under similar terms or obtain borrowings collateralized by such property, buildings and equipment from another lender. While management believes it can extend or refinance current obligations as they become due, there are no assurances that such extensions or refinancings will occur or at terms favorable to the Company.

3.  INVESTMENTS IN COOPERATIVES

Investments in cooperatives consist of the following:

                                                     JUNE 30
                                             1999             1998
                                    --------------------------------
         Delta Pride Catfish, Inc.         $242,216         $664,654
         Fishco, Inc.                       112,000          112,000
         Indi-Bell, Inc.                     57,240           57,240
                                    --------------------------------
                                           $411,456         $833,894
                                    ================================

The ownership of Delta Pride Catfish, Inc. ("Delta Pride") and Fishco, Inc. ("Fishco") stock provides the Company the right to sell live catfish to Delta Pride and Fishco. Delta Pride is the Company's most significant customer. Substantially all of the Company's catfish feed purchases are from Indi-Bell, Inc.

                               AquaPro Corporation

3.  INVESTMENTS IN COOPERATIVES  (CONTINUED)

Based upon Delta Pride's recurring operating losses, management determined that there was an other-than-temporary impairment of the Company's investment in Delta Pride at June 30, 1999. Accordingly, the carrying amount of the Company's investment in Delta Pride was adjusted to an estimated fair value obtained by management resulting in an impairment charge of $628,000 in fiscal 1999.

4.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable-bank consist of borrowings under a $700,000 revolving line of credit used solely to fund purchases of feed ($508,171 outstanding at June 30, 1999) and a $400,000 revolving line of credit ($381,881 outstanding at June 30,
1999). Interest accrues at the prime rate plus 1.65% and each line of credit expires March 15, 2000. Interest and principal is paid with collections of accounts receivable applied equally to each line of credit.

Included in notes payable-others are borrowings under a $350,000 credit facility from a financial institution ($226,000 outstanding at June 30, 1999). Borrowings under the facility are unsecured, have fees of 2 1/2% and bear interest at 12%. Borrowings are due six months from the date of the advance. Also included in note payable-other is a $200,000 note payable to an individual. The note bears interest at 12% and is due in April 2000.

Long-term debt consists of the following:

                                                                                         JUNE 30
                                                                                    1999         1998
                                                                                -------------------------
Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $142,000 through 2018; interest
accrues at a variable rate (7.65% at June 30, 1999)                               $1,389,702   $1,422,000

Note payable to a bank with monthly principal and interest payments of $11,754 through March 2000 and a final payment of approximately $979,000 due April 2000
with interest at prime plus 2 1/2% (10.25% at June 30, 1999)                         997,140    1,033,654

Convertible  notes  payable with  interest due  quarterly at 10.35% and
principal due December 1999 ($63,500) and December 2000 ($100,000)                   163,500      163,500

                               AquaPro Corporation

Convertible  notes  payable with  interest due  quarterly at 10.35% and
principal due December 2002                                                       $  363,593   $  363,593

Note payable to a bank with annual principal payments of $43,610 through 2003;
interest accrues at prime rate plus one percent (8.75%
at June 30, 1999) and is payable semi-annually                                       174,439      218,048

Convertible notes payable with interest due quarterly at 7.15% and
principal due December 2003                                                           25,212       28,921

Notes payable to a finance company with annual payments aggregating approximately $104,000 including interest at rates ranging from 6% to 10.65%,
maturing at various dates through April 2003                                         166,877      242,806

Capital lease obligations to Farm Credit Leasing Services Corporation with quarterly payments aggregating $12,185 including interest at an
effective rate of 8.5% through June 2002                                             109,471      146,430

Note  payable to an officer and  director of the Company  with  monthly
payments of $3,810 including interest at 8.75%, maturing April 2003                  148,407      179,635

Note payable to a former officer and director of the Company with monthly
payments of $4,000 including interest at 8.75%, maturing January 2003                149,172      182,515

Notes payable to various finance companies with monthly payments aggregating
$9,853 including interest at rates ranging from 4.92% to 14.5%, maturing
at various dates through October 2002                                                188,608      230,006

Note payable to a bank with monthly payments of $1,156 including interest at
prime plus 1.65% (9.4% at June 30, 1999) through June 2002                            35,746       45,447

Note payable to an individual with annual payments of $200,000 including interest at 6% in the first year and at a prime less 1.75%
thereafter, maturing April 2014                                                    1,888,593           --

Note payable to a finance company with annual payments of $14,512
including interest at 8.6%, maturing March 2005                                       56,968           --
                                                                                -------------------------
                                                                                   5,857,428    4,256,555
Less current maturities                                                            1,523,347      426,574
                                                                                -------------------------
                                                                                  $4,334,081   $3,829,981
                                                                                =========================

                               AquaPro Corporation

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

During the quarter ended September 30, 1997, the holders of the 10.35% convertible notes payable due in 1999 and 2000 were offered 1.3 shares of the Company's Series A Preferred Stock for each $10 of principal in an exchange offer. In the aggregate, approximately $984,014 of these notes were exchanged for 127,922 shares of preferred stock. Convertible notes not converted pursuant to this offer are convertible into shares of the Company's common stock at the noteholders' option any time prior to maturity at a price of $6.56 to $8.08 per share.

Substantially all trade accounts receivable, live fish inventories, property, buildings and equipment and cooperative stock are pledged as collateral to the note payable to bank and long-term debt. The Company is required, by certain provisions of the loan agreements, to maintain minimum net worth, current and debt service coverage ratios.

The aggregate annual maturities of long-term debt at June 30, 1999 are as follows:

                  2000                     $1,523,347
                  2001                        526,923
                  2002                        730,180
                  2003                        295,195
                  2004                        169,488
                  Thereafter                2,612,295
                                        -------------
                                           $5,857,428
                                        =============

5.  COMMON STOCK

In connection with the exercise of stock purchase rights in fiscal 1996, the Company granted broker-dealers options to purchase 39,117 shares of the Company's common stock at $9.38 per share. The options are exercisable at any time through June 2001. During fiscal 1999, 235,507 stock purchase warrants pertaining to preferred stock issued in fiscal 1997 and fiscal 1996 were converted into 70,589 shares of the Company's common stock pursuant to the terms of the warrants. No other stock purchase rights or warrants are outstanding at June 30, 1999.

                               AquaPro Corporation

5.  COMMON STOCK (CONTINUED)

During the fiscal years ended June 30, 1999 and 1998, the Company granted to key employees 13,000 shares of common stock at $0.995 per share, and 21,000 shares of common stock at $3.25 per share , respectively. The shares generally vest after a two-year period. Unearned compensation expense is amortized to selling, general and administrative expenses in the accompanying consolidated statements of operations over the vesting period. Common shares totaling 12,000 and 5,567 previously granted were canceled during the fiscal years ended June 30, 1999 and 1998, respectively.

6.  EMPLOYEE STOCK OPTIONS

The Company granted directors and certain key employees options to purchase shares of common stock at $0.6875 to $1.875 and $2.84 to $3.25 per share during the fiscal years ended June 30, 1999 and 1998, respectively, as follows:

                                                               Weighted Average
                                                 Shares         Exercise Price
                                           ----------------------------------------
       Outstanding at June 30, 1997                180,000            $6.25
       Granted                                     253,000             3.01
       Forfeited                                    (9,000)            6.25
                                           -------------------
       Outstanding at June 30, 1998                424,000             4.32
       Granted                                     341,000             0.94
                                           -------------------
       Outstanding at June 30, 1999                765,000            $1.87
                                           ===================

The options were granted for a seven-year period and are exercisable at anytime prior to their expiration at various dates from March 31, 2002 to March 31, 2006. The weighted average remaining life of the options is 5.5 years. During fiscal 1999, the Company reduced the exercise price of 171,000 options from $6.25 per share to $2.00 per share.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 2.377 and 1.076 for the fiscal years ended June 30, 1999 and 1998, respectively; weighted-average expected life of options of three years; risk-free interest rate of 6%; and no dividend yield.

                               AquaPro Corporation

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

For purposes of pro forma disclosures, the estimated fair value of the options granted for the fiscal years ended June 30, 1999 and 1998 is amortized to expense over the vesting period. The Company's pro forma net losses were $1,853,495 and $2,078,258 for the fiscal years ended June 30, 1999 and 1998 , respectively, and the Company's pro forma basic and diluted loss per common share was $(.38) and $(.84) , respectively, for those same periods. The weighted average fair value of options granted during the fiscal years ended June 30, 1999 and 1998 was $0.91 and $2.14, respectively.

7.  PREFERRED STOCK

During the fiscal year ended June 30, 1998, the Company realized net proceeds of $1,763,286 from the sale of 227,194 shares of Series A Preferred Stock. On May 29, 1998, all of the Company's preferred stock was converted to common stock under a mandatory exchange provision. The conversion ratio was the average closing price of the Company's common stock during its first 65 days of trading (which commenced February 24, 1998). The average closing price of the Company's stock during this period was $2.837. Accordingly, 3.52485 shares of common stock were issued for each share of $10 Series A Preferred Stock outstanding or a total of 2,065,438 common shares in exchange for 590,623 preferred shares. Additionally, the Company paid the Series A Preferred Stock dividends for the period from January 1, 1998 through May 28, 1998 with shares of common stock at $0.70 per share per annum. The same exchange ratio used in the mandatory conversion discussed above was used to determine the number of common shares issued as payment of the dividend. Accordingly, a total of 58,886 shares was issued as payment of $167,061 in Series A Preferred Stock dividends.

                               AquaPro Corporation

8.  INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $8,800,000 at June 30, 1999, which expire at various dates through 2019.

Components of the Company's deferred tax assets consisted of the following:

                                                                   JUNE 30
                                                            1999             1998
                                                     ----------------------------------
         Deferred tax assets - noncurrent:
            Net operating loss carryforward              $ 3,268,000      $ 2,766,000
            Goodwill for income tax purposes                 375,000          408,000
            Inventories                                      520,000        1,009,000
            Other                                            187,000           42,000
                                                     ----------------------------------
                                                           4,350,000        4,225,000
         Valuation allowance for deferred tax assets      (4,350,000)      (4,225,000)
                                                     ----------------------------------
         Net deferred tax assets                         $        --      $        --
                                                     ==================================

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values at June 30, 1999 and 1998. The carrying amount for investments in cooperatives approximates their fair value at June 30, 1999 and 1998 based upon appraisals or estimates of recent sales of stock of the cooperatives obtained by management.

Notes payable to banks were at variable rates which approximated fair value at June 30, 1999 and 1998. The fair value of notes payable-others and long-term debt, which was estimated using discounted cash flow analysis based upon the Company's incremental borrowing rates for similar borrowings arrangements, approximated their carrying amounts at June 30, 1999 and 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunflower, Mississippi on September 28, 1999.

                                         AQUAPRO CORPORATION

Dated: September 28, 1999                By: /s/ George S. Hastings, Jr.
                                             -----------------------------------
                                             George S. Hastings, Jr.
                                             Chief Executive Officer, President
                                             and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the date indicated.

By: /s/ George S. Hastings, Jr.                           September 28, 1999
    -----------------------------------
George S. Hastings, Jr., Chief Executive Officer, President
(Principal Executive Officer and Principal Accounting
Officer) and Chairman of the Board

By: /s/ Roger Daley                                       September 28, 1999
    -----------------------------------
Roger Daley, Director

By: /s/ Joseph F. Duncan, Sr.                             September 28, 1999
    -----------------------------------
Joseph F. Duncan, Sr., Director

By: /s/ Ken Ostebo                                        September 28, 1999
    -----------------------------------
Ken Ostebo, Director