Form 10KSB
period 1999-09-30
AQUAPRO CORP
filed 1999-11-15
CIK 1023367

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[  x  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1999

or

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
        THE EXCHANGE ACT

For the transition period from ___________ to

                  Commission file number 0-29258


                     AQUAPRO CORPORATION
(Exact name of Registrant as specified in its charter)


Tennessee                             62-1598919
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)     Identification number)

        1100 Highway 3, Sunflower, Mississippi 38778
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

As of October 14, 1999, Registrant had outstanding 4,892,381 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check
one):	Yes [    ]    No [ X ]



                            INDEX




PART 1.       FINANCIAL INFORMATION


    Item 1.  FINANCIAL STATEMENTS                       Page No.

             Condensed Consolidated Balance Sheet at
             September 30, 1999 (unaudited)and
             June 30, 1999                                   3

             Condensed Consolidated Statements of
             Operations for the Three Months ended
             September 30, 1999 and 1998 (unaudited)         5

             Condensed Consolidated Statements of
             Cash Flows for the Three Months ended
             September 30, 1999 and 1998 (unaudited)         6

             Notes to Unaudited Condensed Consolidated
             Financial Statements                            7


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7


PART II.     OTHER INFORMATION


    Item 1.  Legal Proceedings                              13

    Item 2.  Changes in Securities                          13

    Item 3.  Defaults Upon Senior Securities                13

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                        13

    Item 5.  Other Information                              13

    Item 6.  Exhibits and Reports on Form 8-K               13





                      PART 1. FINANCIAL INFORMATION









Item 1.                   Financial Statements



                           AquaPro Corporation

                  Condensed Consolidated Balance Sheet





                                          September 30,      June 30,
                                              1999             1999

                                         (Unaudited)        (Note 1)

Assets

Current assets:

 Cash and cash equivalents               $         0    $    86,264

 Trade accounts receivable                   607,523        243,136

 Other receivables                             ---          104,000

 Inventories                               6,755,429      6,264,923

 Prepaid expenses                             68,835         21,038
                                         -----------     ----------

Total current assets                       7,427,459      6,719,361



Property, buildings and equipment, net     7,119,190      7,035,066

Investments in cooperatives                  411,456        411,456

Other assets                                 161,438        170,205
                                        ------------     -----------


Total assets                             $15,123,871     $14,336,088
                                       =============   =============




 See accompanying notes to unaudited consolidated financial statements.















                                         September 30,    June 30,
                                            1999            1999
                                         (Unaudited)      (Note 1)



Liabilities and stockholders' equity

Current liabilities:

   Notes payable                        $ 1,604,786      $ 1,388,493

   Accounts payable                         766,288          548,768

   Accrued expenses                         197,223           99,002

   Current maturities of long-term debt   1,514,046        1,523,347
                                        -----------       -----------

Total current liabilities                 4,082,343        3,559,610


Long-term debt, less current maturities   4,517,605        4,334,081
                                        -----------       -----------

Total liabilities                         8,599,948         7,893,691
                                        -----------       -----------

Stockholders' equity:
   Common stock, no par value -
   authorized 100,000,000 shares,
   issued and outstanding 4,892,381 at
   September 30, 1999 and 4,890,381
   shares at June 30, 1999               15,374,818        15,371,912

   Unearned compensation                    (24,170)          (32,444)

   Retained earnings (deficit)           (8,826,725)       (8,897,071)
                                        ------------      ------------

Total stockholders' equity                6,523,923         6,442,397
                                        ------------      ------------

Total liabilities and stockholders'
equity                                  $15,123,871       $14,336,088
                                       =============     =============



See accompanying notes to unaudited consolidated financial statements.






                         AquaPro Corporation

           Condensed Consolidated Statement of Operations

                              (Unaudited)



                                              Three Months ended
                                                 September 30

                                              1999         1998

                                          -----------   ------------

Net sales                                 $ 2,015,901   $  1,678,440

Cost of products sold                       1,477,180      1,301,141
                                          -----------    -----------

Gross profit                                  538,721        377,299


Selling, general and administrative           361,625        382,258
                                          -----------    -----------

Operating income (loss)                       177,096         (4,959)
                                          -----------    -----------

Other income (expense):

   Equity in losses on investment in
   cooperatives                                ----          (23,000)

   Interest expense                          (165,659)      (130,368)

   Other, net                                  58,909         99,759
                                          -----------    -----------
                                             (106,750)       (53,609)

                                          -----------    -----------

Net income (loss)                         $    70,346    $   (58,568)
                                        =============   =============

Basic net earnings (loss) per share       $      0.01    $     (0.01)

Diluted net earnings (loss) per share     $      0.01    $     (0.01)

Basic weighted average common shares
outstanding                                 4,892,631      4,887,379

Diluted weighted average common shares
outstanding                                 4,955,535      4,887,379





See accompanying notes to unaudited consolidated financial statements.







                             AquaPro Corporation

                 Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)



                                                Three Months ended
                                                   September 30

                                               1999          1998


Net cash used in operating activities       $ (211,898)    $ (413,348)



Cash flows from investing activities:

Purchases of property and equipment           (287,979)       (34,643)

Purchases of cooperative stock and related
payments                                        ----          (19,660)

Proceeds from note receivable from affiliate    ----           27,998
                                            -----------   -----------

Net cash used in investing activities         (287,979)       (26,305)



Cash flows from financing activities:


Net increase in notes payable                 249,843         462,120

Proceeds from long-term borrowings            281,689           ----

Principal payments on long-term borrowings   (117,919)        (69,234)
                                          -----------     ------------

Net cash provided by financing activities     413,613         392,886
                                          -----------     ------------

Net decrease in cash and cash equivalents     (86,264)        (46,767)

Cash and cash equivalents at beginning of
period                                         86,264         112,631
                                          -----------     ------------


Cash and cash equivalents at end of
period                                    $         0      $     65,864
                                        =============     =============



Non-cash financing activities:

Cancellation of shares of non-vested
common stock                             $     1,468       $     38,250
                                       =============      =============

See accompanying notes to unaudited consolidated financial statements








                         AquaPro Corporation
         Notes to Condensed Consolidated Financial Statements
                           (Unaudited)
                        September 30, 1999

1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three- month period ended September 30, 1999 is not necessarily indicative of the results that may be expected for year ended
June 30, 2000.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

2. Stockholders Equity

During the three months ended September 30, 1999 and 1998, the Company canceled 1,500 shares and 9,000 shares, respectively, of non-vested common stock.


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

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE. Net sales during the three-month period ended September 30, 1999 totaled $2,015,901 compared to $1,678,440 for the same period in 1998. This represents an increase of $337,461 or 20.1%. Volume increased 489,385 pounds to 2,735,205 pounds of fish sold compared to 2,245,820 pounds sold during the three-month period ended September 30, 1998. Accordingly, volume represented a 21.8% increase during the three months ended September 30, 1999 compared to
the same period in 1998.   The average price per pound sold declined from
74.7 cents per pound in the three months ended September 30, 1998 to 73.7 cents per pound in the same period in 1999.

COST OF PRODUCTS SOLD AND MARGIN. Cost of products sold was $1,477,180, an increase of $176,039 or 13.5% compared to the same three-month period of 1998, while net sales increased 20.1%. On a per pound basis, the costs of products sold decreased from 57.9 cents in the three- month period ended September 30, 1998 to 54.0 cents in the same period in 1999. Margin from fish sales was 26.7% during the three-month period ended September 30, 1999 as compared to 22.5% in the same period in 1998. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the nine to eighteen month grow out period required for fish to reach a marketable size. The decrease in costs of sales per pound was largely due to a decrease in the Company's cost of feed.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses during the three-month period ended September 30, 1999 were $361,625 or $20,633 lower than in the three-month period ended September 30, 1998.
The selling, general and administrative expenses represented a decrease in relation to sales volume, from 17.0 cents per pound sold in the three month period ending September 30, 1998 to 13.2 cents per pound in the same period in 1999.

EQUITY IN LOSSES ON INVESTMENT IN COOPERATIVE.
During the three-month period ended September 30, 1998, the Company recorded a net charge of $23,000 for its share of estimated losses of
 Delta Pride Catfish, Inc.?s (?Delta Pride?) operations. For the fiscal year ending June 30, 2000, Delta Pride has announced that it will not charge its shareholders for any loss incurred in that fiscal year, even though losses continue to occur.

However, the Company is presently expected, as a shareholder of Delta Pride, to pay an assessment for the year ended June 30, 1999 of $339,838. The assessment is to be paid in monthly installments through March 2000. The Company has made $86,658.72 in payments while continuing to sell fish to Delta Pride and determining that company?s efforts toward becoming a more viable entity.

Effective November 1, 1999, AquaPro joined approximately forty percent of Delta Pride stockholders and ceased making payments to Delta Pride on the calculated ?pay back? for their fiscal year ended
 June 30, 1999. Simultaneously, AquaPro?s president, who had been elected and served on Delta?s board, resigned from the Board of Directors of Delta Pride, citing an inability to influence the direction that Delta Pride was headed. The Company has arranged to sell all of its fish through other processors in the area at equal or higher prices.

Delta Pride is uncertain as to whether it can force payment of this ?pay back,? but it believes that it can cancel a stockholder?s shares to offset the ?pay back.? Certain shareholders dispute this ability. The matter is now in court, and while AquaPro is not a party to the action, the ruling will affect the Company. As of November 9, 1999, Delta Pride has offered to cancel any remaining payback and release the Company from any future liability in return for the Company?s Delta Pride stock. The Company?s Board of Directors is studying that proposal.

In fiscal 1999, in addition to recognizing $339,838 of Delta Pride operating losses in AquaPro?s net loss for the year, AquaPro recognized a $628,000 reduction in value of its Delta Pride stock from $870,064 to its appraised value of $242,064. The remaining amount of the payback is carried in the Company?s accounts payable at $253,179.40. If the offer is accepted by AquaPro?s Board of Directors, the stock value and the payable will both be removed from the balance sheet and the Company will record $11,115.40 in debt forgiveness income.


If the Company?s board does not accept Delta Pride?s offer, it will not make any more payments to Delta Pride and will wait for the legal resolution of the dispute. Delta Pride has received a ?Going Concern? exception to its financial statements. If Delta Pride should declare bankruptcy, it is not known whether a bankruptcy trustee would be successful in an attempt to force payment of any unforgiven ?pay back.? If the Company were forced to make such a payment, it would have to postpone capital improvements and expansions during the payment period.

INTEREST EXPENSE. Interest expense increased $35,291 or 27.1% to $165,659 in the three-month period ended September 30, 1999 compared to the same period in 1998. The Company increased its long-term debt with its purchase of live fish inventories, land and ponds and improvements, and machinery and equipment in June 1999, which in turn increased the Company's interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had a current ratio of 1.8 to one, compared to 1.9 to one at June 30, 1999. Current assets exceeded current liabilities by $3,345,116 as of September 30, 1999 compared to $3,159,751 as of June 30, 1999.

Live fish inventories increased from approximately 10.7 million pounds on June 30, 1999 to approximately 12.8 million pounds on September 30, 1999, while the cost basis of this inventory increased by approximately $490,000. During the summer months and through theend of October, fish consume the greatest amount of feed during the year.

In addition to the feed it purchased from Delta Western (via the Company's bank line of credit), in August 1999 the Company purchased from another feed vendor approximately 867 tons of feed at a total cost of $198,500. This feed was financed by a creditor that manages short-term loans to businesses. The loan will be paid by the Company over a six-month period ending February 2000.

For the three-month period ended September 30, 1999, the Company had a net operating cash outflow of $216,226 compared to an outflow of $413,348 for the same period in the previous year.

During the three-month period ended September 30, 1999, the Company purchased approximately $288,000 in property and equipment, most of which was financed by long-term debt. Long-term debt of $85,808 was also used to finance the Company's first two installments for its share of Delta Pride's losses for the year ended June 30, 1998.

Through the end of September 1999, the Company has continued to feed the fish at normal levels through its peak feeding season, and as a result experienced a cash flow shortage. The Company is current on all of its notes payable and long-term debt, payroll, and payroll tax obligations. However, unsecured vendor accounts payable of approximately $66,000 relating to purchases through September 1999 are past due. As discussed above, the Company's feed and production credit lines require that fifty percent of all collections of accounts receivable be applied to the outstanding balance of each until paid. The Company has reached the credit limit on its $400,000 production line of credit and has available on its feed line of credit approximately $275,000.
The Company anticipates it will take approximately two months to become current with its unsecured vendor accounts payable.


The Company has obtained a $350,000 unsecured credit facility from a creditor that manages short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays proceeds and loan fees of 2 1/2% to the creditor over a period of six months. Borrowings bear interest at 12% per annum. During May through September 1999, the Company utilized the revolver from this creditor for purposes of land improvements, stocking of ponds, and purchases of feed in addition to those funded by the Company's bank line of credit. As of September 30, 1999, The Company's outstanding balance with the short-term creditor was $248,000.

The Company arranged to borrow approximately $100,000 from an individual investor in September 1999 to purchase feed and fund other operating costs. As the feeding season normally ends in October, the requirements for cash decrease during the winter months. Sales of catfish are traditionally the highest during the late fall and winter. Furthermore, when the bank lines of credit are paid off, the Company willhave cash flow from all of its accounts receivables.

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

The Company has conducted a review of its internal computer systems to determine the extent of any Year 2000 problem including potential problems with the Company?s computer system relying on computer chips or software that use dates stored as its first two digits (e.g., 99) versus four digits
(e.g., 1999). The review addressed both information technology (IT) and non-IT systems. Non-IT systems typically include embedded technology such as micro controllers.

Based on discussions with the vendors of both its hardware and software components, the Company determined during the year ended June 30, 1999 that certain facets of the system required further upgrading to become compliant with Year 2000. In April, the Company moved its accounting and information systems from Tennessee to Mississippi. As part of the move, the Company engaged an outside firm to handle these upgrades along with the dismantling of the system at the old location and setting up in Mississippi. The Company believes that its hardware and software systems are now compliant with Year 2000. Any Year 2000 problems that may occur are not expected to have a material adverse effect on the Company?s future operating results or financial condition. The cost of the move and the verification was approximately $6,000.

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

The Company?s major suppliers or customers face the same Year 2000 issues. If they are not Year 2000 compliant, some disruption of the Company?s operations, sales or collections could occur.

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

The Company?s worst case Year 2000 scenarios would include the processors or suppliers information technology failure. Any switch to manual record keeping would require the Company to hire additional personnel which could add between one and two cents ($ .01 - .02) per pound sold. Management does not believe that sales to processors and the mechanical day-to-day operations would cease. It should be noted that the time of the year which Year 2000 problems could occur is during a period of slow activity on a catfish farm. The winter is normally a time to maintain equipment, fine tune budgets for the coming feeding season and finalize credit lines. AquaPro has attempted to diversify its customer base to limit its exposure to customers who do not effectively deal with their Year 2000 issues.

 	OUTLOOK*

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions except as noted below.

AquaPro expects that the demand and consumption of  catfish will
continue to grow.    According to the United States Department of
Census, catfish sales as of September 30, 1999 are 4.2% or eighteen million pounds greater than the same time period in 1998. According to Catfish Bargaining Association president, Bruce Dunlap,
 ?Fish supplies have never been so short and fish so small as they are this year.? Through September feeding is only up 2.2% while sales are up 4.2%.

Even with the expected shortage, current prices for catfish are approximately one cent per pound less than last year. Management does not expect the price to increase significantly during the traditional ?turkey days? of the holiday season. Historically, prices tend to rise during the Lenten season and until a couple of months into the new feeding season.


Sales for the first quarter of 2000 were a record $2,015,901, an increase of 20.1%. Pounds of fish sold increased 21.8% or 489,000 pounds more than the same period last year. The Company expects that it will continue to have record sales for the remainder of the year.
 However, sales for the quarter ended June 30, 2000 are expected to be less than the first three quarters as our inventory of marketable sized fish is depleted before the new growing season can add size and weight to the smaller fish.

Cost of goods sold reduced from 57.9 cents per pound for the quarter ended September 30, 1998 to 54.0 cents per pound for the quarter ended September 30, 1999. The Company continues to strive to reduce inventory costs. Continuing low cost of feed in the second quarter of fiscal 2000 is expected to reduce overall cost of sales by an additional one to two cents. Current booking prices for next feed season's needs appear to indicate low feed costs next year as well.

Gross profit increased forty-two percent from $377,299 to $538,721 for the quarters ending September 30, 1998 and September 30, 1999. Lower inventory costs are expected to continue to provide positive gross profits for the remainder of the year.

Sales, general, and administrative costs were approximately $20,000 less than the same quarter last year even though sales were twenty per cent higher. On a per pound basis, Sales, General, and Administrative costs reduced from 17 cents to 13.2 cents, a 22% decrease. The Company expects that Sales costs will increase with increased sales volume, but General and Administrative costs should vary only slightly with increases or decreases in sales volume.

Operating income for the quarter ended September 30, 1998 increased from a negative $4,959 to a positive $177,096 for the September 30, 1999 quarter end. With increase sales volume and lower inventory costs, operating income is expected to remain positive for the next two quarters. Operating income for the fourth quarter is expected to be negative until feeding can bring smaller stocker fish to marketable size.

Other expenses increased in the area of interest expense mostly because of the newly acquired farm and higher rates paid on trade payables during the feeding season. Such interest expense is expected to continue while the mortgage remains in existence. The new farm is expected to produce more than enough revenue to cover this additional interest cost and help sales volume in the fourth quarter and beyond.

Net income increased $128,914 from a negative $58,568 for the quarter ended September 30, 1998 to a positive $70,346 for the quarter ended September 30, 1999. This is the Company's first quarter of reported positive net income. If it can accomplish its budgeted sales volumes and lower costs it expects to post positive net income for the second and third quarters. As stated above, the fourth quarter results will depend upon the coming feeding season. The Company feels that it has a good chance to record its first profitable year for fiscal 2000.

PART II.	 OTHER INFORMATION



Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            During the three months ended September 30,1999, the Company canceled 1,500 shares forfeited by a non-vested employee.


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



                                           AquaPro Corporation
                                          (Registrant)

Dated:            (Date)                   By: /s/ George S. Hastings, Jr.
                                           Chief Executive Officer,
                                           President and
                                           Chairman of the Board

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-2000
[PERIOD-END]                               SEP-30-1999
[CASH]                                         (4,328)
[SECURITIES]                                         0
[RECEIVABLES]                                  607,523
[ALLOWANCES]                                         0
[INVENTORY]                                  6,755,429
[CURRENT-ASSETS]                             7,427,459
[PP&E]                                      10,335,168
[DEPRECIATION]                               3,235,978
[TOTAL-ASSETS]                              15,119,543
[CURRENT-LIABILITIES]                        4,078,015
[BONDS]                                      4,517,605
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    15,374,818
[OTHER-SE]                                 (8,850,895)
[TOTAL-LIABILITY-AND-EQUITY]                15,119,543
[SALES]                                      2,015,901
[TOTAL-REVENUES]                             2,015,901
[CGS]                                        1,477,180
[TOTAL-COSTS]                                1,477,180
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             165,659
[INCOME-PRETAX]                                 70,346
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             70,346
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    70,346
[EPS-BASIC]                                      .01
[EPS-DILUTED]                                      .01