Form 10QSB
period 1999-12-31
AQUAPRO CORP
filed 2000-02-14
CIK 1023367

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-QSB

      [  x  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended December 31, 1999

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

Yes [  X  ]    No [     ]

As of February 1, 2000, Registrant had outstanding 4,892,381 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes [  ] No[ X ]


                               INDEX

PART 1.      FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS                                      Page No.

             Condensed Consolidated Balance Sheet at December
             31, 1999 (unaudited) and June 30, 1999                          3

             Condensed Consolidated Statements of Operations for
             the Three and Six Months ended December 31, 1999 and 1998
             (unaudited)                                                     5

             Condensed Consolidated Statements of Cash Flows for the six
             Months ended December 31, 1999 and 1998 (unaudited)             7

             Notes to Unaudited Condensed Consolidated Financial Statements  8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8



             Outlook                                                        11

Part II      OTHER INFORMATION

    Item 1.  Legal Proceedings                                              13

    Item 2.  Changes in Securities                                          13

    Item 3.  Defaults Upon Senior Securities                                13

    Item 4.  Submission of Matters to a Vote of Security Holders            13

    Item 5.  Other Information                                              13

    Item 6.  Exhibits and Reports on Form 8-K                               13


           PART 1. FINANCIAL INFORMATION

Item 1.                   Financial Statements

                      AquaPro Corporation
              Condensed Consolidated Balance Sheets

                                       December 31,       June 30,
                                            1999             1999
                                       (unaudited)         (Note)
Assets                                 ___________      ____________
Current assets:
  Cash and cash equivalents                 $1,000           $86,264
  Trade accounts receivable                292,340           243,136
  Other receivable                                           104,000
  Live fish inventories                  5,983,144         6,264,923
  Prepaid expenses                         145,273            21,038
                                       ____________      ____________

Total currents assets                    6,421,757         6,719,361
Property, buildings and equipment,net    6,954,984         7,035,066
Investments in cooperatives                169,240           411,456
Other assets                               148,127           170,205
                                       ____________      ____________

Total assets                           $13,694,108        $14,336,088
                                       ============      ============




See accompanying notes to unaudited consolidated financial statements.





                                       December 31,       June 30,
                                            1999             1999
                                       (unaudited)         (Note)
Liabilities and stockholders' equity   ___________      ____________
Current liabilities:
  Notes payable                          $791,809        $1,388,493
  Accounts payable                        236,374           548,768
  Accrued expenses                        284,757            99,002
  Current maturitires of long-term debt 1,419,084         1,523,347
                                       ----------        ------------
Total current liabilites                2,732,024         3,559,610

Long-term debt, less current maturities 4,504,183         4,334,081

Stockholders' equity:
  Common stock, no par value - authorized
  100,000,000 shares, issued and
  outstanding 4,892,381 at December 31,
  1999 and 4,890,381 shares at June 30,
  1999                                 15,374,819        15,371,912
  Unearned compensation                   (12,844)          (32,444)
  Retained earnings (deficit)          (8,904,074)       (8,897,071)
                                       ___________      ____________
Total stockholders' equity              6,457,901         6,442,397
                                       ___________      ____________
Total liabilities and stockholders'
equity                                $13,694,108       $14,336,088
                                      ===========       ============




See accompanying notes to unaudited consolidated financial statements.




                             AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                            Three Months ended
                                               December 31

                                        1999               1998
                                    ----------           ----------
Net sales                           $1,838,118           $1,870,423
Cost of products sold                1,375,416            1,422,061
                                    ----------           ----------
Gross profit                           462,702              448,362

Selling, general and administrative    441,470              456,012
                                    ----------           ----------
Operating income/(loss)                 21,232               (7,650)

Other (income) expense:
  Equity in losses on investment in
  cooperatives                                               44,569
  Interest expense                     169,421              119,707
  Other, net                           (70,842)             (91,614)
                                    ----------            ---------
                                        98,579               72,662
                                    ----------            ---------
Net loss                               (77,348)             (80,312)
                                    ==========            =========
Basic and diluted net loss per
share                                    (0.02)               (0.02)
                                    ==========            =========
Basic and diluted weighted average
common shares outstanding            4,892,381             4,883,068
                                    ==========            ==========


See accompanying notes to unaudited consolidated financial statements.






                             AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                            Six Months ended
                                               December 31

                                        1999               1998
                                    ----------           ----------
Net sales                           $3,853,819           $3,548,963
Cost of products sold                2,852,596            2,723,201
                                    ----------           ----------
Gross profit                         1,001,223              825,662

Selling, general and administrative    803,095              838,270
                                    ----------           ----------
Operating income/(loss)                198,128              (12,608)

Other (income) expense:
  Equity in losses on investment in
  cooperatives                         (11,814)              67,569
  Interest expense                     335,080              250,075
  Other, net                          (118,136)            (191,373)
                                    ----------            ---------
                                       205,130              126,271
                                    ----------            ---------
Net loss                               $(7,002)            $(138,879)
                                    ==========            =========
Basic and diluted net loss per
share                                    (0.00)               (0.03)
                                    ==========            =========
Basic and diluted weighted average
common shares outstanding            4,892,8381             4,885,568
                                    ==========            ==========


See accompanying notes to unaudited consolidated financial statements.



                           AquaPro Corporation
             Condensed Consolidated Statements of Cash Flows
                             (Unaudited)



                                            Six Months ended
                                               December 31

                                          1999               1998
                                      ----------           ----------

Net cash provided by operating
activities                            $482,138              $359,500

Cash flows from investing activities:
Purchases of property and equipment   (370,043)              (75,591)
Proceeds from note receivable from
affiliate                                  --                 27,998
Refund on stock investment                 --                 14,220

Net cash used in investing activities (338,857)              (33,373)
                                     ---------              ----------
Cash flows from financing activities:
Net decrease in notes payable         (309,104)             (264,559)
Principal payments on long-term
borrowings                            (247,809)             (105,511)
Proceeds from long-term borrowings     313,647                    --
                                     ---------             ----------
                                      (240,359)             (370,070)
                                     ---------             -----------
Net decrease in cash and cash
equivalents                            (85,264)              (43,943)
Cash and cash equivalents at beginning
of period                               86,264               112,631
                                     ----------            ----------
Cash and cash equivalents at end of
period                                  $1,000               $68,688
                                     ==========            ==========

Non-cash financing activities:
Conversion of Preferred Warrants to
common stock                             $--                 $48,530
Cancellation of 12,000 shares of
common stock                              --                  48,000
                                    =========             ===========
Issuance of 2,000 shares of
common stock                            2,907                     --
                                   ==========             ===========




See accompanying notes to unaudited consolidated financial statements.






                          AquaPro Corporation
         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)
                           December 31, 1999

1.  Basis of Presentation of Unaudited Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month and six-month periods ended December 31, 1999 is not necessarily indicative of the results that may be expected for fiscal year ended June 30, 2000.

The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys annual report on Form 10-KSB for the year ended June 30, 1999.

2.  Investment in Cooperative

During the second quarter of fiscal 2000, the Company surrendered its shares of stock in Delta Pride Catfish, Inc. (Delta Pride) as payment in kind for Delta Prides losses allocated to the Company for the fiscal year ended June 30, 1999. The carrying amount of the Companys investment in Delta Pride was $242,216 which approximated the liability to Delta Pride for the losses allocated to Company at the time of the exchange.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 1999
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998


NET SALES. Net sales during the three-month period ended December 31, 1999 totaled $1,838,118 compared to $1,870,423 for the same period in 1998. This represents a decrease of $32,305 or 1.7%. Volume decreased 90,035 pounds to 2,549,855 pounds of fish sold compared to 2,639,890 pounds sold during the three-month period ended December 31, 1998. Accordingly, volume represented a 3.4% decrease during the three months ended December 31, 1999 compared to
the same period in 1998.   The average price per pound sold increased from
70.9 to 72.1 cents, a 1.7% increase in the three-month period ended
December 31, 1999 compared to the same period in 1998. The reduction in sales volume was a result of intentionally carrying inventory over into January when the price of fish increased.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $1,375,416, a decrease of $46,645 or 3.3% compared to the same three-month period in 1998, while net sales decreased 1.7%. On a per pound basis, the costs of products sold was 53.9 cents in the three-month periods ended December 31, 1999 and 1998. The gross profit margin from fish sales was 25% during the three-month period ended December 31, 1999 as compared to 24% in the same period in 1998. Cost of products sold is largely dependent on the Companys cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses during the three month period ended December 31, 1999 were $441,615 or
$14,397 lower than in the three-month period ended December 31, 1998.   The
selling, general and administrative expenses represented a decrease in relation to sales volume, from 24.4% to sales in the three-month period month ended December 31, 1998 compared to 24.0% of sales in the same period in 1999.

DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES ON INVESTMENT IN
COOPERATIVES).

Effective November 1, 1999, the Company ceased paying assessments to Delta Pride Catfish, Inc. (Delta Pride), a catfish processing cooperative, of which the Company had been a shareholder/member since 1992. The assessments were made prorata on the Delta Pride shares based on Delta Prides operating deficits for its fiscal year ended June 30,1999. On December 8, 1999, the Company reached an agreement with Delta Pride whereby the Company surrendered its stock and effectively withdrew as a member of the Delta Pride cooperative. The Company was thereby relieved of any liability for the current or future assessments. Including the Company, more than 40 percent of Delta Prides stockholders have surrendered all or a portion of their shares on a similar basis.

The Company had in past periods established various reserves for anticipated Delta Pride assessments. Accordingly, recognition for the transaction resulted in a net gain to income of the Company of $11,814 in December of 1999.

INTEREST EXPENSE. Interest expense increased $49,714 or 41.5% to $169,421 in the three-month period ended December 31, 1999 compared to the same period in 1998, due principally to an increase in average borrowings.

RESULTS OF OPERATIONS SIX MONTHS ENDED DECEMBER 31, 1999
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998


NET SALES. Net sales during the six-month period ended December 31, 1999 totaled $3,853,819 compared to $3,548,863 for the same period in 1998. This represents an increase of $304,956 or 8.62%. Volume increased 395,950 pounds to 5,285,060 pounds of fish sold compared to 4,889,110 pounds sold during the six-month period ended December 31, 1998. Accordingly, volume represented a 8.1% increase during the six months ended December 31, 1999 compared to the same period in 1998. The increase in volume for the six-month period is a result of additional sales volume capacity that was added by the new Kroeker farm purchased in fiscal year 1999, and the rebuilding of 135 acres of the Hidden Lakes farm. Volume is expected to increase at approximately the same percentage during the entire fiscal year. This volume increase was enhanced by an increase of approximately one point two cents per pound in the average selling price of fish.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $2,852,596, an increase of $129,395 or 4.8% compared to the same six month period of 1998, while net sales increased 8.6%. On a per pound basis, the costs of products sold a decrease from 55.7 cents in the six-month period ended December 31, 1998 to 54 cents in 1999. Margin from fish sales was 26% during the six-month period ended December 31,1999 as compared to 23.3% in the same period for 1998. This improvement is in part due to the lower cost of feed.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the six-month period ended December 31, 1999 were $803,095 or $35,175 lower than in the six-month period ended December 31, 1998. Selling, general and administrative expenses also represented a decrease in relation to sales volume, from 23.6% to sales for the six months ending December 31, 1998 to 20.8% to sales in 1999, due to an increase in production and sales volume.

DELTA PRIDE ASSESSMENT (EQUITY IN LOSSES IN INVESTMENT IN
COOPERATIVE).

Effective November 1, 1999, the Company ceased paying assessments to Delta Pride Catfish, Inc. (Delta Pride), a catfish processing cooperative, of which the Company had been a shareholder/member since 1992. The assessments were made prorata on the Delta Pride shares based on Delta Prides operating deficits for its fiscal year ended June 30,1999. On December 8, 1999, the Company reached an agreement with Delta Pride whereby the Company surrendered its stock and effectively withdrew as a member of the Delta Pride cooperative. The Company was thereby relieved of any liability for the current or future assessments. Including the Company, more than 40 percent of Delta Prides stockholders have surrendered all or a portion of their shares on a similar basis.

The Company had in past periods established various reserves for anticipated Delta Pride assessments. Accordingly, recognition for the transaction resulted in a net gain to income of the Company of $11,814 in December of 1999.


INTEREST EXPENSE. Interest expense increased $85,005 or 34% to $335,080 in the six-month period ended December 31, 1999 compared to the same period in 1998, due principally to an increase in average borrowings.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had a current ratio of 2.35 to 1, compared to 1.89 to 1 at June 30, 1999. Current assets exceeded current liabilities by $3,689,733 at December 31, 1999 compared to $3,159,751 at June 30, 1999. Cash and cash equivalents decreased during the six- month period ended December 31, 1999 by $85,264.

Cash and cash equivalents were used primarily grow live fish inventories. Live fish inventories remained flat at approximately 10.7 million pounds at June 30, 1999 and December 31, 1999, while the cost basis of this inventory decreased by approximately $298,000. During the summer months and through the end of October, fish consume the greatest amount of feed during the year. Feed costs are added to inventory when purchased.

For the six-month period ended December 31, 1999, the Company had cash flows from operations of $482,138 compared to an inflow of $359,500 for the same period in the previous year.

During the six-month period ended December 31, 1999, the Company purchased approximately $327,000 in property and equipment to replace and or upgrade existing assets.

Year 2000*


The Company has not experienced any year 2000 problems as a result of the year change to 2000.

OUTLOOK

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions except as noted below.

Based on past growth and government and industry estimates, management expects the demand on consumption of catfish to continue to grow. For example, United States Department Census estimates that sales of catfish during the calender year 1999 increased 32 million pounds over that of 1998, a growth rate of 5.7 percent.

At the same time, industry sources estimate that current catfish supplies are short. The price paid for catfish by processors had increased to 75 cents per pound in January, 2000 and 80 cents per pound in February. This increase in processor prices occurred more than a month before they were anticipated by industry estimates. Management expects these price increases to result in higher revenues and margins for the Company during its third fiscal quarter.

NET SALES. The Companys revenues increased by 8.2 percent for the first 6 months of its fiscal year 2000. If the Companys sales budgets are met for its third fiscal quarter, management expects revenues to increase over those for the same period during last year by approximately the same percentage. The Companys catfish sales from the 325 acre Kroeker farm acquired in 1999 are expected to contribute significantly to an increase in the Companys revenues for its fourth fiscal quarter of this year.


       In 2000, management plans to seek additional financing in order to acquire additional land and production capacity. If the Company is successful in adding additional capacity in 2000, an increase in catfish production from this expansion should be experienced by the spring of 2001, when the Company has been historically short of fish. Cyclically, catfish prices are typically the highest for the year during the spring season. By adding production capacity during the spring, the Company hopes to increase revenues and margins by taking advantage of the historical price cycle.

COSTS OF PRODUCTS SOLD AND GROSS PROFIT. The Companys continuing efforts to reduce costs of operations have resulted in decreases in overall feed cost and other costs of products sold, thereby increasing the Companys gross profit margins. These reductions have more than offset the increase in costs of production due to having higher live fish inventory costs in connection with the Companys commencement of production at the Kroeker farm in 1999. Management believes that its continued efforts to control feed and other operational costs together with its anticipated reduction in production costs relating to the Kroeker farm inventory, will continue to reduce cost of products sold as a percentage of revenues.

The reduction of costs of production have resulted in increase of operational profit margins. Other conditions affecting the Companys margins include fish prices (which increased in 1999 and the first two month of 2000) and startup cost which would likely be incurred in connection with the Companys acquisition of additional farming capacity. In addition, analysis of the Companys costs of maintaining a special crew for seining led to a reduction of labor and vehicle costs by outsourcing those responsibilities.


SELLING, GENERAL AND ADMINISTRATIVE. General and administrative expenses continue to decline as a result of managements efforts. The Companys increased sales volume has not caused a corresponding increase in general and administrative expenses. Selling expenses tend to be variable and do increase with increasing sales. In November of 1999 the company outsourced the seining of fish for sale.

OTHER INCOME AND LOSSES. Historically, the Company has suffered large losses as a result of its ownership in Delta Pride Catfish Processors. For the first six months of last fiscal year the loss was $67,569. By the end of last fiscal year the Companys share of Delta Prides operating loss had increased to $339,838. In addition to that the Company recorded an additional $628,000 impairment loss to adjust its investment in of the Delta Pride stock to its appraised value. By the end of last fiscal year the loss caused by Delta Pride had increased to a total of $967,838.

As explained above, the Company withdrew as a member of the Delta Pride processing cooperative in December, 1999. As a result, the Company is no longer subject to past or future operating losses of this cooperative. The Company is arranging processing of its fish through independent processors. These processors are currently paying prices equal or greater than that received from the Delta Pride cooperative. As these processors are independent, the Company is not subject to liability for assessment or charge-backs based on the processors operating deficits. Additionally, management is exploring options to establish ownership, either alone or through investment with others, of proprietary processing facilities.





PART II.	 OTHER INFORMATION



Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities


            2,000 shares were issued in July to George S. Hastings, Jr. as bonus compensation to Mr. Hastings under his employment contract with the company.


Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            On January 31, 2000, stockholders at the Companys Annual Meeting of Stockholders, voted to:

A. Change the number of Directors of the company to no less than four (4) nor more than seven (7) members.

B. Elected three (3) new Directors to the Board, bringing total sitting Directors to six (6).

C.  Approved the 1999 Flexible Incentive Plan for Employees.

D. Appointed Ernst & Young, LLP as independent auditors for the Corporation

Item 5.     Other Information

            See Attachment A
              Document relating to the surrender of Delta Pride Stock by AquaPro Corporation on December 8,1999.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:	None

Reports on Form 8-K:		None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AquaPro Corporation
                                             (Registrant)


Dated:    February 11, 2000                  By: /s/ Mike Horton
                                             CFO & Secretary



EXHIBIT A

WAIVER AND FULL AND FINAL RELEASE
(Voluntary Complete Stock Surrender)


     Whereas, AQUA PRO COPORATION, hereinafter referred to as Shareholder, is a Shareholder of Delta Pride Catfish, Inc., a Mississippi Corporation, which operates and is taxed as a cooperative under various provisions of the Internal Revenue Code, and

     Whereas, Delta Pride has incurred operating losses and has sought reimbursement from this Shareholder for its respective share of the losses;
and
     Whereas, in order to fully and finally settle and compromise this matter, Shareholder is willing to convey and surrender all stock owned by Shareholder to Delta Pride, and Delta Pride is willing to accept such stock, on the terms and conditions set forth herein;
      Now therefore it is agreed as follows:

      1. Shareholder conveys herewith 1968 shares of the common stock of Delta Pride to Delta Pride Catfish Company, by delivering Certificate Numbers 1216, 1222, 1223, 1224, 1225, 1282, and 1283, and authorize any officer of Delta Pride to transfer the ownership of the shares on the records of the company. If any of the certificates are not physically delivered with the execution of this agreement, Shareholder warrant that such certificates numbered___are lost, destroyed, or misplaced, warrant that they are the owner of such certificates, free and clear of all liens, and warrants that the certificates and shares represented by them have not been converted, pledged, or otherwise encumbered.

        2. Delta Pride hereby releases Shareholder, its officers, directors, agents, servants and employees from any and all claims, demands, actions, causes of action or suits in law or in equity, of whatsoever kind or nature, whether known or unknown, for or because of any matter or thing done, omitted or suffered to be done before and including the date hereof, on account of all damages of every kind, and injuries, both to the person or property (including claims that injuries, damages and losses which have already developed and which are now known or anticipated) in any way relating to the following:
      a. any and all claims arising out of Shareholders purchase, ownership, or surrender of the shares;
      b.     any losses incurred or claims related thereto for any fiscal year;
      c.     any claim related to the business of Delta Pride; and
      d.     from Modification of Allocation System And Notice of Intent to

Determine Eligibility to Continue as Shareholder of Delta Pride.
      2A.   Delta Pride hereby released GEORGE S. HASTINGS, JR. From any and all claims, demands, actions, causes of action or suits in law or in equity, of whatsoever kind or nature, whether known or unknown, for or because of any matter or thing done, omitted or suffered to be done before and including the date hereof, on account of all damages of every kind, and injuries, both to the person or property (including claims that injuries, damages, and losses may not be fully known and hence may be more numerous or more serious than is now understood and expected, and all claims now anticipated) in any way relating to their services as an officer, director, agent, servant and/or employess of Delta Pride.

      This Waiver and Release shall apply to any and all claims and/or demands of Delta Pride and of any and all other persons or entities, if any, known and unknown, who claim through Delta Pride, subject to provisions of paragraph 4 herein, if applicable.

     3. Shareholder hereby release Delta Pride, along with its past, present, and future directors, officers, agents, employees, attorneys, and representatives, all hereinafter collectively referred to as "Releases," from any and all claims, demands, actions, causes of action or suits in law or in equity, of whatsoever kind or nature, whether known or unknown, for or because of any matter or thing done, omitted or suffered to be done before and including the datehereof, on account of all damages of every kind, and injuries, both to the person or property (including claims that injuries, damages, and losses may not be fully known and hence may be more numerous or more serious than is now understood and expected, and all claims now unanticipated, unexpected, and unknown, as well as to all injuries, damages, and losses which have already developed and which are now known or anticipated) in any way relating to the following:

      a. any and all claims arising out of Shareholder purchase, ownership, or surrender of the shares;
      b.     any losses incurred or claims related thereto for any fiscal year;
      c.     any claim related to the business of Delta Pride; and
      d.     from Modification of Allocation System And Notice of Intent to

Determine Eligibility to Continue as Shareholder of Delta Pride.

      This Waiver and Release shall apply to any and all claims and/or demands of Shareholder and of any and all other persons or entities, if any, known or unknown, who claim through the Shareholder.

      4. Provided, however, that if Shareholder, or any of them, or any entity which the Board of Directors (after full disclosure of the facts by Shareholder) determines is owned or controlled by them in substantial part, purchase stock in Delta Pride, or any sucessor thereof, within ten (10) years from the date of the execution of this document, then the Shareholder agrees-as a condition to assignments of allocation rights or the approval of transfer of such stock recognized by Delta Pride-- as follows:
      a.     to pay sum of $11,115.37 to Delta Pride; and
      b. to agree in writing to assume the negative equities associated with the surrendered stock in the amount of $359,418.36 pro rata at $182.63 per share but not to exceed $359,418.36.

      5.     Shareholder expressly represents and warrants:

      a. That no promise or inducement not herein expressed has been made to Shareholder;

      b. That in executing this Waiver and Release, Shareholder is not relying upon any statement or representation made by any person or party released or their agents or representatives concerning the nature, extent or duration of Shareholders injuries, losses or damages, or the legal liability therefor, or concerning any other thing or matter;

      c. That the above mentioned consideration received by Shareholder is in full satisfaction of all the aforesaid claims and demands, actions and causes of action whatsoever, both known and unknown against RELEASEES;

      d. That Shareholder of full age and/or legally competent and/or have the authority to sign this Waiver and Release;

      e. That before signing this Waiver and Release, Shareholder has been fully informed of its contents and meaning and have signed it with full knowledge thereof;

      f. That Shareholder has not assigned any right as a result of the transactions hereinabove recited to any person or organization, private or governmental, so that Shareholder retains and hereby fully and finally release all rights with regard to claims, actions, expenses and/or damages arising as a result of the allegations hereinabove recited;

      6. Shareholder waives all rights as a shareholder of Delta Pride Catfish, Inc. for a determination of eligibility and/or hearing as provided in the Articles of Incorporation and By-Laws and relinquishes any and all claims and causes of action against RELEASEES;

      7. All Parties expressly deny any and all liability whatsoever in this matter, and Shareholder and RELEASEES, their agents, attorneys, successors and assigns, do hereby agree to keep the terms and conditions of this document private and confidential and that the terms and provisions thereof will not be disclosed in whole or in part to any person who does not have a direct financial interest in and to said document. The confidentitality of this Waiver and Release is an intergral and material part of the considerations hereof.

      8. Shareholder declares that it has read (or had read to them) in full this Waiver and Release and have and this Waiver and Release explained to them by their attorney and each Shareholder, individually, and/or in his/her representative capacity, signs this Waiver and Release with a full understanding of his/her rights and the consequences of entering into and signing this Waiver and Release and that the signature of each hereto evidences the fact that this Waiver and Release was voluntarily entered into with full knowledge and understanding of the consequences thereof.

      9.     Arbitration Agreement

      a. In the event of any dispute, claim, question, or disagreement arising out of or relating to this Agreement or the breach thereof, or any other issue related to the ownership of the stock or the operation of Delta Pride, the parties hereto shall use their best efforts to settle such disputes, claims, questions, or disagreement. To this effect, they shall consult and negotiate with each other, in good faith and, recognizing their mutual interests, attempt to reach a just and equitable solution satisfactory to both parties.

      b. If they do not reach solution, then upon notice by either party to the other, all disputes, claims, questions, or differences arising out of or relating to this Agreement or the breach thereof, or any other issue related to the ownership of the stock or the operation of the Delta Pride, shall be finally settled by arbitration administered by the American Arbitration Association in the accordance with the provisions of its Commercial rules.

      c. The arbitration proceedings shall be conducted before a panel of three neutral arbitrators, selected under the auspices of and in accordance with the procedures of the AAA.

      d. The arbitrators shall have the discretion to order a pre-hearing exchange of information by the parties, including, without limitation, production of requested documents, exchange of summaries of testimony of proposed witnesses, and examination by deposition of parties.

      e. Either party may make an application to the arbitrator seeking injunctive relief to maintain the status quo until such time as the arbitration award is rendered or the controversy is otherwise resolved.

      f. All arbitration proceedings shall take place in the city of Jackson, Mississippi.

      g. The award of the arbitrator shall have the authority to award any remedy or relief that a court of this state could order or grant, including, without limitation, specific performance of any obligation created under the agreement. The arbitrators are also authorized to award any parties such sums as shall be deemed proper for the time, expense, and trouble of arbitration, including arbitration fees and attorneys fees.

WITNESS OUR SIGNATURES, this the ____ day of ____________,A.D.,1999

                                           AQUA PRO CORPORATION

                                           BY:(S) George S. Hastings, Jr.
                                           Authorized Official




                                           (S) GEORGE S. HASTINGS, JR.
                                           Individually




[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-2000
[PERIOD-END]                               DEC-31-1999
[CASH]                                           1,000
[SECURITIES]                                         0
[RECEIVABLES]                                  292,340
[ALLOWANCES]                                         0
[INVENTORY]                                  5,983,144
[CURRENT-ASSETS]                               462,640
[PP&E]                                      10,394,223
[DEPRECIATION]                               3,439,249
[TOTAL-ASSETS]                              13,694,108
[CURRENT-LIABILITIES]                        2,732,024
[BONDS]                                      4,504,183
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    15,374,819
[OTHER-SE]                                 (8,916,918)
[TOTAL-LIABILITY-AND-EQUITY]                13,694,108
[SALES]                                      3,853,819
[TOTAL-REVENUES]                             3,853,819
[CGS]                                        2,852,596
[TOTAL-COSTS]                                2,852,596
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             335,080
[INCOME-PRETAX]                                (7,002)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (7,002)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (7,002)
[EPS-BASIC]                                        0
[EPS-DILUTED]                                        0