Form 10QSB
period 2000-03-31
AQUAPRO CORP
filed 2000-05-15
CIK 1023367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[  x  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 2000

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 uring the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]	No [     ]

As of March 31, 2000, Registrant had outstanding 4,902,941 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes [    ]    No [ X ]



INDEX


PART 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS                                Page No.

Condensed Consolidated Balance Sheets at March 31, 2000
(unaudited)and June 30, 1999                                    3

Condensed Consolidated Statements of Operations for the
Three and Nine Months ended March 31, 2000 and 1999 (unaudited) 5

Condensed Consolidated Statements of Cash Flows for the Nine
Months ended March 31, 2000 and 1999 (unaudited)                7

Notes to Unaudited Condensed Consolidated Financial Statements  8


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8



 PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                    13

Item 2.  Changes in Securities                                 13

Item 3.  Defaults Upon Senior Securities                       13

Item 4.  Submission of Matters to a Vote of Security Holders   13

Item 5.  Other Information                                     13

Item 6.  Exhibits and Reports on Form 8-K                      13



 PART 1. FINANCIAL INFORMATION

 Item 1.     Financial Statements


                        AquaPro Corporation
                 Condensed Consolidated Balance Sheets


                                          March 31,     June 30,
 	                                      2000         1999
                                         (Unaudited)   (Note 1)
 Assets                                  -----------  -----------
 Current assets:
  Cash and cash equivalents                $313,269     $86,264
  Trade accounts receivable                 417,810     243,136
  Other receivables                          52,695     104,000
  Live fish inventories	                  5,146,963   6,264,923
  Prepaid expenses                          102,987      21,038
                                         ------------ ------------
 Total current assets                     6,033,724   6,719,361
 Property, buildings and equipment, net   6,774,772   7,035,066
 Investments in cooperatives                169,240     411,456
 Other assets                               133,167     170,205
 	                                 -------------  ------------
 Total assets                           $13,110,903  $14,336,088
 	                                 ============= =============



See accompanying notes to unaudited condensed consolidated financial statements.


                                          March 31,     June 30,
                                            2000          1999
                                         (Unaudited)    (Note 1)
 	                                 -------------  --------------
 Liabilities and stockholders' equity
 Current liabilities:
   Notes payable                           $431,380     $1,388,493
   Accounts payable                         237,808        548,768
   Accrued expenses                         264,985         99,002
   Current maturities of long-term debt   1,409,021      1,523,347
 	                                   ------------ ------------
 Total current liabilities                2,342,746      3,559,610

 Long-term debt, less current maturities  4,404,162      4,334,081

 Stockholders' equity:
  Common stock, no par value - authorized
  100,000,000 shares, issued
  and outstanding 4,902,941 at
  March 31, 2000 and 4,890,381
  shares at June 30, 1999               15,381,006      15,371,912
  Unearned compensation	                   (11,180)        (32,444)
  Retained earnings (deficit)           (9,005,831)     (8,897,071)
 	                                 ------------    ------------
 Total stockholders' equity              6,363,995       6,442,397
 	                                 ------------    ------------
Total liabilities and stockholders'
equity                                 $13,110,903     $14,336,088
                                      =============   =============


See accompanying notes to unaudited condensed consolidated financial statements.



                  AquaPro Corporation
   Condensed Consolidated Statements of Operations
                     (Unaudited)



                                         Three Months ended
                                               March 31

                                        2000            1999
 	                             -------------   -------------

 Net sales                           $1,666,637      $1,330,351
 Cost of products sold                1,283,184         998,385
                                   -------------   --------------
 Gross profit                           383,453         331,966

 Selling, general and administrative    411,179         386,444
                                   --------------  --------------
 Operating loss                         (27,726)        (54,478)

 Other income (expense):
  Equity in losses on investment in
  cooperatives                               0         (154,111)
   Interest expense                    (137,033)       (111,616)
    Other, net                           63,001         100,417
                                  --------------   --------------
                                        (74,032)       (165,310)
 	                            --------------   --------------
 Net loss                             $(101,758)      $(219,788)
                                  ==============   ==============
 Basic and diluted net loss per share   $(0.02)          $(0.05)
                                    ============   ==============
 Basic and diluted weighted average
 common shares outstanding            4,895,021        4,883,006
                                    ============   ==============

See accompanying notes to unaudited condensed consolidated financial statements.



                    AquaPro Corporation
      Condensed Consolidated Statements of Operations
                       (Unaudited)



                                             Nine Months ended
                                                 March 31

                                             2000            1999
                                       -------------	 -------------
 Net sales                               $5,520,457     $4,879,214
 Cost of products sold                    4,135,781      3,721,587
                                       --------------  --------------
 Gross profit                             1,384,676      1,157,627

 Selling, general and administrative      1,214,274      1,224,713
                                       --------------  --------------
 Operating income (loss)                    170,402        (67,086)

 Other income (expense):
Equity in losses on investment in
cooperatives                                 ----         (221,681)
 Interest expense	                         (472,114)      (361,691)
 Other, net                                 192,952        291,790
                                       --------------	  -------------
                                           (279,162)      (291,582)
                                       --------------   -------------
 Net loss                                 $(108,760)     $(358,668)
                                        =============    ===========
 Basic and diluted net loss per share       $(0.02)         $(0.07)
                                        =============    ===========
Basic and diluted weighted average
common shares outstanding                 4,893,537      4,842,202
                                        =============    ===========

See accompanying notes to unaudited condensed consolidated financial statements.


 AquaPro Corporation
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

                                                  Nine Months ended
                                                       March 31

                                                   2000         1999
                                                -----------  -----------
 Net cash provided by operating activities      $1,668,706    $1,126,898


 Cash flows from investing activities:
 Purchases of property and equipment              (350,987)     (266,283)
 Proceeds from note receivable from affiliate        ----         27,998
 Refund on stock investment                          ----         14,220
                                                -------------  -------------
 Net cash used in investing activities            (350,987)     (224,065)

 Cash flows from financing activities:
 Net increase in notes payable                    (957,115)     (599,964)
 Principal payments on long-term borrowings       (644,973)     (257,703)
 Proceeds from long-term borrowings                502,280        92,574
                                               -------------   ------------
 Net cash used in financing activities          (1,099,808)     (765,093)
                                               -------------   ------------
 Net increase in cash and cash equivalents         227,005       137,740
 Cash and cash equivalents at beginning of period   86,264       112,631
                                               -------------   ------------
 Cash and cash equivalents at end of period       $313,269      $250,371
                                               =============  =============
 Non-cash financing and investing activities:
 Conversion of Preferred Warrants to common
stock                                              ----          $48,530
                                               -------------  --------------
 Cancellation of 12,560 shares of common stock     ----          $48,000
                                               =============  =============
 Surrender of Delta Pride Cooperative Stock     $242,216            ----
 Issuance of 12,560 shares of common stock        $9,904            ----
                                               =============  =============
See accompanying notes to unaudited condensed consolidated financial statements




                                  AquaPro Corporation
                  Notes to Condensed Consolidated Financial Statements
                                      (Unaudited)
                                      March 31, 2000

1.   Basis of Presentation of Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month and nine-month periods ended March 31, 2000 is not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

The condensed consolidated balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

2.  Subsequent Events

In April, 2000, the Company obtained a $900,000 revolving line of credit to fund purchased of feed and a $800,000 revolving line of credit for catfish production. The terms of the agreement are essentially the same as the revolving lines of credit that were paid in fiscal 2000. Each line of credit expires March 15, 2001.

In May, 2000, the Company purchased land, ponds and improvements, and certain buildings and equipment for $25,000 cash, a $76,000 note payable to the sellers, and assumption of $800,000 of long-term debt. The ponds and improvements acquired consist of approximately 525 total water acres.


    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those set forth in this Item 2 and elsewhere in, or incorporated by reference into, this report. The Registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements. RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999

NET SALES. Net sales during the three-month period ended March 31, 2000 totaled $1,666,637 compared to $1,330,351 for the same period in 1999.
This represents an increase of $336,286 or 25.3%. Volume increased 286,435 pounds to 2,132,555 pounds of fish sold compared to 1,846,120 pounds sold during the three-month period ended March 31, 1999. Accordingly, volume represented a 15.5% increase during the three months ended March 31, 2000 compared to the same period in fiscal 1999. The average price per pound sold increased from 72.1 to 78.2 cents, an 8.5% increase, in the three-month period ended March 31, 2000 compared to the same period in fiscal 1999.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $1,283,184, an increase of $284,799 or 28.5% compared to the same three-month period in 1999, while net sales increased 25.3%. On a per pound basis, the costs of products sold was 60.2 cents in the three-month periods ended March 31, 2000, compared to 54.1 cents per pound during the same period in fiscal 1999. The increase in costs of products sold, per pound,
was due to sales from the Kroeker farm described below.   The gross profit
margin from fish sales was 23.0% during the three-month period ended
March 31, 2000 as compared to 25.0% in the same period in fiscal 1999.
Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the 12 - 18 month grow out period required for fish to mature.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses during the three-month period ended March 31, 2000 were $383,453
or $24,735 more than in the three-month period ended March 31, 1999.   The
selling, general and administrative expenses represented a decrease in relation to sales volume, from 29.1% of sales in the three-month period month ended March 31, 1999 compared to 24.7% of sales in the same period in 2000.


INTEREST EXPENSE. Interest expense increased $25,417 or 22.8% to $137,033 in the three-month period ended March 31, 2000 compared to the same period in 1999, due principally to an increase in average borrowings.

RESULTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

NET SALES. Net sales during the nine-month period ended March 31, 2000 totaled $5,520,457 compared to $4,879,214 for the same period in fiscal 1999. This represents an increase of $641,243 or 13.1%. Volume increased 682,385 pounds to 7,417,615 pounds of fish sold compared to 6,735,230 pounds sold during the nine-month period ended March 31, 1999. Accordingly, volume represented a 10.1% increase during the nine-months ended March 31, 2000 compared to the same period in 1999. The increase in volume for the nine-month period resulted from additional sales volume capacity with the addition of the Kroeker farm in fiscal 1999, and the rebuilding of 135 acres of the Hidden Lakes farm. Volume is expected to increase at approximately the same percentage during fiscal 2000. This volume increase was enhanced by an increase of approximately two cents per pound in the average selling price of fish.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $4,135,781, an increase of $414,194 or 11.1% compared to the same nine-month period of 1999, while net sales increased 13.1%. On a per pound basis, the costs of products sold increased from 55.3 cents in the nine-month period ended March 31, 1999 to 55.8 cents in fiscal 2000. Margin from fish sales was 25.1% during the nine-month period ended March 31, 2000 as compared to 23.7% in the same period in fiscal 1999. The Kroeker farm added 790,000 pounds of fish production in the nine months ended March 31, 2000. The initial production costs at this location, were significantly higher than the average costs at the more mature farms.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the nine-month period ended March 31, 2000 were $1,214,274 or $10,439 less than the nine-month period ended March 31, 1999. Selling, general and administrative expenses also represented a decrease in relation to sales volume, from 25.1% of sales for the nine-months ending
March 31, 1999 to 22.0% of sales in fiscal 2000, due to an increase in production and sales volume.


INTEREST EXPENSE. Interest expense increased $110,423 or 30.5% to $472,114 in the nine-month period ended March 31, 2000 compared to the same period in 1999, due principally to approximately $2 million in debt associated with the Kroeker farm purchase in fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a current ratio of 2.58 to 1, compared to 1.89 to 1 at June 30, 1999. Current assets exceeded current liabilities by $3,690,978 at March 31, 2000 compared to $3,159,751 at June 30, 1999.
Cash and cash equivalents increased during the nine-month period ended
March 31, 2000 by $227,005.

Cash and cash equivalents were used primarily to grow live fish inventories. Live fish inventories decreased by 1,734,000 pounds to approximately 8,966,000 pounds at March 31, 2000, and the cost basis of this inventory decreased by approximately $1,118,000. Feeding activity is typically at its lowest level during the winter months of the Company's third fiscal quarter. Thus, while additions to inventory decrease during this quarter, sales remain somewhat level, thereby reducing inventory quantities.

In April of 2000, the Company contracted with its feed vendor to purchase approximately 13,000 tons of catfish feed. Due to the fluctuating market price of feed, the Company has not fixed the final price per ton for fiscal 2000, but, currently , the feed prices is somewhat higher than last fiscal year.

Subsequent to March 31, 2000, the Company negotiated with a bank in Mississippi for a feed line of credit and a line of credit to cover catfish production costs during the coming growing season. The terms of the lines of credit are approximately the same as to the previous year's agreements, which were paid prior to the expiration date of the lines. The amount of available borrowings was increased by $600,000, compared to the prior year, upon the purchase of additional 525 water acres of ponds and improvements (see note 2).

For the nine-month period ended March 31, 2000, the Company had cash flows from operations of $1,668,706 compared to an inflow of $1,126,898 for the same period in the previous year, a 48.0% improvement over last year.

During the nine-month period ended March 31, 2000, the Company purchased approximately $350,987 in property and equipment to replace and or upgrade existing assets.




OUTLOOK*

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions except as noted below.


NET SALES. The Company's revenues increased by 13.1 percent for the first nine months of fiscal 2000. If the Company's sales budgets are met for its spring fiscal quarter, management expects revenues to increase over those for the same period during last year by approximately the same percentage. The Company's catfish sales from the 325 acre Kroeker farm acquired in fiscal 1999 are expected to contribute significantly to an increase in the Company's revenues and cash flow, in its fourth fiscal quarter of this year but not to earnings because of the current high cost of inventory.

During fiscal 2000, management plans to seek additional financing in order to acquire additional land and production capacity. If the Company is successful in adding additional capacity in fiscal 2000, an increase in catfish production from this expansion should be experienced by the spring of 2001, when the Company and the industry have been historically short of fish. Cyclically, catfish prices are typically the highest for the year during the spring season. By adding production capacity to increase sales during the spring, the Company hopes to increase revenues and margins by taking advantage of the historical price cycle.

COSTS OF PRODUCTS SOLD AND GROSS PROFIT. The Company's continuing efforts to reduce costs of operations have resulted in decreases in overall feed cost and other costs of products sold, thereby increasing the Company's gross profit margins. These reductions have more than offset the increase in costs of production due to having higher live fish inventory costs in connection with the Company's commencement of production at the Kroeker farm in fiscal 1999. Management believes that its continued efforts to control feed and other operational costs together with its anticipated reduction in production costs relating to the Kroeker farm inventory, will continue to reduce cost of products sold as a percentage of revenues.

The reduction of costs of production have resulted in increase of operational profit margins. Other conditions affecting the Company's margins include fish prices (which increased in calender 1999 and the first two month of 2000) and startup cost which would likely be incurred in connection with the Company's acquisition of additional farming capacity. In addition, analysis of the Company's costs of maintaining a special crew for seining led to a reduction of labor and vehicle costs by outsourcing those responsibilities.


SELLING, GENERAL AND ADMINISTRATIVE. General and administrative expenses continue to decline as a result of management's efforts. The Company's increased sales volume has not caused a corresponding increase in general and administrative expenses. Selling expenses tend to be variable and do increase with increasing sales. In November of 1999 the Company outsourced the seining of fish for sale.


OTHER INCOME AND LOSSES.

The Company withdrew as a member of the Delta Pride processing cooperative in December 1999. As a result, the Company is no longer subject to past or future operating losses of this cooperative. The Company is arranging processing of its fish through independent processors. These processors are currently paying prices equal or greater than that received from the Delta Pride cooperative. As these processors are independent, the Company is not subject to liability for assessment or charge-backs based on the processors operating deficits. Additionally, management is exploring options to establish ownership, either alone or through investment with others, of proprietary processing facilities.





     REST OF THIS PAGE LEFT BLANK INTENTIONALLY



PART II.   OTHER INFORMATION



Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           9,000 shares of common stock issued to George S. Hasting's as restricted grants as part of his compensation package.

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

                                   AquaPro Corporation
                                   (Registrant)

Dated:    May 5, 2000              By: /s/ Mike Horton
                                           CFO & Secretary


[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-2000
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         313,269
[SECURITIES]                                         0
[RECEIVABLES]                                  470,505
[ALLOWANCES]                                         0
[INVENTORY]                                  5,146,963
[CURRENT-ASSETS]                               405,394
[PP&E]                                      10,406,702
[DEPRECIATION]                               3,628,930
[TOTAL-ASSETS]                              13,110,903
[CURRENT-LIABILITIES]                        2,342,746
[BONDS]                                      4,404,162
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    15,381,007
[OTHER-SE]                                 (9,017,011)
[TOTAL-LIABILITY-AND-EQUITY]                13,110,903
[SALES]                                      5,520,457
[TOTAL-REVENUES]                             5,520,457
[CGS]                                        4,135,781
[TOTAL-COSTS]                                4,135,781
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             472,114
[INCOME-PRETAX]                              (108,760)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (108,760)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (108,760)
[EPS-BASIC]                                    (.02)
[EPS-DILUTED]                                    (.02)


