Form 10KSB
period 2000-06-30
AQUAPRO CORP
filed 2000-09-28
CIK 1023367

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $6,994,423

         The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 31, 2000 was $3,678,954 $, based on the last sale price of $.75 as reported by the NASD Over the Counter Bulletin Board.

         As of August 31, 2000, Registrant had outstanding 4,905,273 shares of common stock, its only class of common equity outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                                                              PAGE

PART I ....................................................................... -1-
         Item 1.  Description of Business..................................... -1-
         Item 2.  Description of Property.....................................-18-
         Item 3.  Legal Proceedings...........................................-19-
         Item 4.  Submission of Matters to a Vote of Security Holders.........-19-

PART II ......................................................................-20-
         Item 5   Market for Common Equity and Related Stockholder Matters....-20-
         Item 6.  Management's Discussion and Analysis or Plan of Operation...-22-
         Item 7.  Financial Statements........................................-29-
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................-29-

PART III .....................................................................-30-
         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons, Compliance with Section 16(a) of the
                  Exchange Act................................................-30-
         Item 10. Executive Compensation......................................-32-
         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management..............................................-35-
         Item 12. Certain Relationships and Related Transactions..............-36-
         Item 13. Exhibits and Reports on Form 8-K............................-36-
         LIST OF EXHIBITS.....................................................-37-
         FINANCIAL STATEMENTS.................................................-41-


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         THE COMPANY. AquaPro Corporation ("Registrant," "AquaPro" or the "Company") was incorporated on March 20, 1995. The Company engages in the business of owning and managing catfish aquaculture farms ("Aquaculture") directly and through its two wholly-owned subsidiaries, American Fisheries Corporation, a Mississippi Corporation ("American") and Circle Creek Aquaculture, Inc., a Tennessee Corporation ("Circle Creek"). The Company currently owns 2,651 water acres of aquaculture ponds. All of the Company's catfish farming activities are conducted in the State of Mississippi and are conducted through Circle Creek and American.

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

         The Company moved its corporate offices in April 1999 to 1100 Highway 3, Sunflower, MS 38778. The Company's catfish farms and offices are located in the north central area of Mississippi in the region known as the "Mississippi Delta" or the "Delta." The investor relations office was move also and now is 706 Newhall Drive, Nashville, Tennessee 37206.

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

         According to the National Fisheries Institute, farm-raised catfish now ranks as the fifth most popular seafood in America, with a per capita annual consumption of one and one tenth pound. The National Agricultural Statistic Service ("NASS") of the Agricultural Statistic Board, U.S. Department of Agriculture, has released survey data for the catfish farming industry for 1999. NASS reports that catfish growers in the fifteen (15) selected states had total sales of $488 million during 1999, an increase of 4.6% over the $469 million sold in 1998. NASS also reports that on during January 1, 2000 through June 30, 2000, water acres used for catfish production totaled 189,230 acres, an increase of 4.1% percent from the previous year.

         The Food and Drug Administration ("FDA") funded a study in 1991, which showed farm-raised catfish to be the fourth most popular seafood in the U.S. The average prices paid by major processors per pound for farm-raised catfish during the past fifteen years, according to the U.S. Department of Agriculture, are as follows:

                  HISTORIC AVERAGE PROCESSOR PRICE FOR CATFISH


                    Year             Average Price Per Pound
                    ----             -----------------------

                    1985                      72.6
                    1986                      66.8
                    1987                      61.8
                    1988                      76.4
                    1989                      71.5
                    1990                      77.3
                    1991                      63.1
                    1992                      60.0
                    1993                      71.0
                    1994                      78.9
                    1995                      78.8
                    1996                      77.0
                    1997                      71.2
                    1998                      74.2
                    1999                      73.7
                    2000 (through 6/30)       78.0


         There are two major channels of distribution for farm-raised catfish: retail grocery store outlets and the food service sector. Each accounts for approximately half of total catfish sales. Catfish farmers can access these markets directly only if they process their own production. The vast majority of farmers, including the Company, do not have processing capability and thus must sell their products to either cooperatively owned or independent processors. The Company sells its catfish to a limited number of cooperative and independent catfish processors. The terms of sale generally permit payment within 4 weeks of delivery and does not require collateral for payment. For the year ended June 30, 2000, three processors represented 36%, 32% and 14% respectively, of the Company's net sales. For the year ended June 30, 1999, three processors represented 51%, 34%, and 7%, respectively, of the Company's net sales. These cooperatives sell processed catfish both to retail groceries and to the food service industry.

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

         The time period required for a catfish to progress from 5-6" fingerling to its optimum weight of 1 1/4 to 1-1/2 pounds is 8 to 12 growing months, depending on the feeding, health, density of population and other factors, many of which, including climatic conditions, will be outside the control of Management. There are normally eight growing months during a calendar year (March through October) so fish are generally in the water over a two calendar year period. Historically, most catfish were harvested and processed in the months of June through October. However, as a result of an active marketing campaign by the catfish industry and consistent year-round production, consumer demand for catfish has become more year-round in recent years.

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

         The Company cultures its fry, fingerlings, and stockers until they reach marketable size (or weight). Within the catfish farming industry, three sizes of food-size fish are recognized. Large food-size catfish are 3 pounds and above. Medium food-size catfish are 11/2 to 3 pounds, and small food-size catfish are 3/4 to 11/2 pounds. While catfish of 3/4 of a pound or more are considered market weight, Management intends to market the Company's catfish at a weight of 1 1/4 to 11/2 pounds. In Management's experience, this is the optimum size for marketing because it yields the best fillet when processed. The highest demand for catfish production is for fillet cuts. In addition, processors have recognized the lack of profitability in their operations when they try to process fish smaller than 1 1/4 pounds. Accordingly, the catfish will be fed and maintained until they weigh 1 1/4 to 11/2 pounds before any will be ready to harvest and sell to a processor. As catfish are sold, additional fry and fingerlings will be purchased periodically to restock the ponds. Generally, the Company would replace inventory with 5" to 6" fingerlings. This is because, for production during a full growing season, it is generally more efficient to purchase 5" to 6" fingerlings than to devote one or more of the Company's ponds to catfish spawning. The price paid for fingerlings ranges between .75(cent) and 1.50(cent) per inch. Management anticipates that this price range will remain fairly constant. However, fry are much less costly than larger stock-size fish, and where ponds are newly refurbished or reworked they are sterile and ideal for growing fry-size fish.

         NECESSARY RESOURCES AND MATERIALS. As discussed in further detail below, the raw materials necessary for the Company's agriculture operations consist primarily of stock fish, feed, electricity and fuel. The Company also requires equipment and general supplies to maintain its operations. The Company purchases its feed principally through cooperatives. The price of feed closely reflects the costs of the raw materials used in the synthesis thereof, including soybean, corn and other agricultural products. Accordingly, the price of feed fluctuates in response to the prices of these commodities on the world markets. The Company uses significant amounts of electricity and fuel in operating its aerators, particularly during the warmer months (principally spring, summer, and fall) during which fish activity and thus, oxygen consumption is greatest. Thus, the Company is subject to price fluctuations in electricity and fuel prices. The Company uses both unspecialized equipment, such as tractors, trucks, etc., and specialized equipment, aerators, seining equipment, etc., in its operations. New and used equipment in the past has been available at competitive prices and terms to the Company, primarily because of the concentration of catfish farming in the Delta area. The Company anticipates this trend will continue and anticipates that both new and used equipment will continue to be readily available to the Company as needed. Another major expense of the Company's business is labor. The Company currently employs a non-organized labor field staff. Most of the Company's field staff requires low level skills and training and thus, the Company believes that competent labor at competitive prices will continue to be available to the Company in the area of its operations.

         FEED. Catfish are fed a diet of "puffed" high protein, floating food pellets which are a mixture of soybean, corn, wheat, vitamins, minerals and fish meal, produced by feed mills. The food is scientifically formulated, not only to provide an optimal level of nutrition to the individual fish but also to produce a meat of a mild, sweet flavor and the absence of any "fishy" odor during cooking. One of the advantages of catfish Aquaculture is the higher feed/conversion ratio of this meat source. Laboratory studies have shown conversion ratios for channel catfish as high as 1.75 pounds of feed per one pound of fish produced. However, based on its experience, Management believes the "real life" conversion rate for catfish grown under commercial conditions is closer to 2.5:1 and management uses this rate in its inventory control and monitoring procedures. The Company expects mortality of approximately two to three percent of the fish pounds in the water during the year. By comparison, chicken has a conversion ratio of approximately 3:1; pork has a conversion ratio of approximately 4:1; and beef has a conversion ratio of approximately 8:1.

         Feed prices can vary greatly from year to year. In 1995, feed prices averaged $235 per ton. Increases in soybean, corn and wheat prices in 1996 and early 1997 pushed feed prices to $287 per ton in early 1997. In 1999, decreases in soybean, corn and wheat prices had caused feed prices to decrease to approximately $190 per ton. In early 2000, feed prices started to rise again. The Company booked 10,000 tons(its approximate feed needs from May 2000 through early 2001) at $209 per ton and an additional 5,000 tons for 2001 at $202 per ton Feed prices have a direct relationship with the Company's costs of products sold. The price of feed is subject to crop yields, which cannot be predicted with certainty. In order to help control its feed costs, the Company owns shares in Indi-Bell Feed Mill Cooperative ("Delta Western"). As a member of this Cooperative, the Company has the opportunity to buy feed at wholesale prices and to purchase feed on an "as needed" basis on two days' prior notice. Thus, the Company can avoid having to purchase and store large amounts of catfish feed in order to lock in current prices. The Delta Western Cooperative has over 250 members. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange.

         Management expects to contract for the balance of its fiscal 2001 feed needs at approximately $200 to $210 per ton, although it has not as of the end of September 2000.

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

         Catfish Parasite. According to the National Coordinator of the Thad Cochran National Warmwater Aquaculture Center at Stonevill, Mississippi, increasing numbers of catfish farmers have experienced increased mortalitity in small fish and reduced feeding and growth levels in bigger fish. The cause has been traced to a trematode, Bolbophlorus confusus. The infection is transmitted from the white pelican, which feeds on catfish ponds during its migration. The pelican transmits the parasite to the ram's horn snail and from there to catfish. There are no treatments for fish infected with the trematode and pelicans cannot be eradicated. Therefore, the farmer must eradicate the snail. Catfish farmers, including the Company, have begun treating the pond levies with lime powder that kills the snail and breaks the cycle. The Company has treated with apparent success the ponds that have tested positive for the trematode infected snails. However, some minor reduction of feeding and growth was experienced. If the infection can not be controlled in the future, sales and cash flow could be reduced.

         HARVESTING AND RESTOCKING. When Management determines that the catfish of a particular pond are ready for market, the pond is seined using a net of appropriate size, which will allow the smaller catfish to escape while trapping the larger catfish in the net. The catfish will then be loaded live on trucks and transported to the processor where the fish are cleaned, processed, and chilled or frozen in less than five to ten minutes. The processing plants pay an agreed upon price per pound for the delivered fish. The Company transports some of it fish directly to processors. Those not carried by AquaPro's own trucks are deliveried by trucks hired by the processing company that is buying that particular load of fish. The customary fee for hauling is one and one half cents per pound. The Company maintains one seining crew for movement of fish between its own ponds and farms. In past years the company maintained up to two more seining crews and the trucks and equipment to support them. At the request of management, the board of directors approved eliminating the two extra crews and outsourcing this work by the hiring of Grice Seining, Inc. to perform the majority of seining services for sales to processors. James Grice, one of AquaPro's directors is the owner and president of that company. Grice Seining charges the industry standard three cents ($.03) per pound for its services. For the fiscal year 2000, the company paid Grice Seining, Inc. $83,816.66.

         Processing Plants. The Company has purchased as an investment five percent (5%) ownership of a non-operating processing plant in Sunflower, MS., five miles from the Company's headquarters. Ninety five percent (95%) ownership is controled by Farmland Industries. Farmland Industries is one of the largest cooperatives in the United States with over 600,000 members and over 12 billion in annual sales. In 1999 it was beef processor of the year in the United States and its revenue from its hog processing plants alone was greater than the revenue of all the catfish processors in the United States. It entered the catfish business two years ago with its merger with Southern Farmers cooperative. Southern Farmers owned Springwater Farms a catfish processing plant in Eudora, AK, where the Company holds processing rights and sells some of its fish. Farmland has announced the formation of a new catfish processing company, Southern Farm Fresh Aquaculture, LLC. (SFFA) This company is the combination of the Springwater processing plant and the three other processing plants heretofore operated under the name Farm Fresh Processing. This combination of existing plants immediately becomes the second largest processing group in the United States with the capacity to process 100 million pounds of fish per year. Negotiation are underway between the Company and SFFA to allow AquaPro to purchase ten percent (10%) ownership of SFFA. Additionally, the ongoing negotiations center around Farmland and AquaPro contributing their jointly owned non-operating processing plant to SFFA for renovation and processing of catfish. If the Sunflower plant were to reach its potential capacity of 30 to 50 million pounds of live fish processed per year, SFFA would be the largest processor in the United States with approximately twenty five percent (25%) of the entire catfish market. There is no guarantee that the negotiations will result in AquaPro becoming an owner of SFFA or that the now idle processing plant will ever be opened, or that SFFA would produce profits for AquaPro.

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

         The following provides additional information and background of the Company's method of accounting for live fish inventories. Mississippi State University - Extension Service ("MSUES"), formerly Cooperative Extension Service
- - Mississippi State University, and the Mississippi Agriculture and Forestry Experiment Station - Mississippi State University ("MAFES") have published conversion rates as determined by aquaculture research performed at Mississippi State University and other research facilities. MSUES is funded by the United States Department of Agriculture, the State of Mississippi, and the Counties within Mississippi. MAFES is funded by the United States Department of Agriculture and the State of Mississippi. The Company has not performed procedures to specifically substantiate the conversion rates published by MSUES or MAFES because management believes actual grow-out conditions on the farms are not as favorable as in the research facilities. Thus, the Company uses lower feed conversion rates than the published rates based on its actual experience and the experience of other growers that management participates with in Catfish Farmers of America and Catfish Farmers of Mississippi, both of which are industry trade associations, and Delta Pride Catfish, Inc., a farmer-owned catfish processor.

         The Company maintains a perpetual record of live fish inventories for each of the Company's 209 production ponds. The perpetual live fish inventory records are used to account for the pounds of fish fingerlings purchased, grow-out based on feed fed, observed mortality and sales. Management believes this is consistent with the methodology used by other growers in the industry in maintaining perpetual live fish inventory records.

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

         EMPLOYEES. The Company currently employs 32 full-time persons and 17 part-time persons.

RECENT DEVELOPMENTS

         PURCHASE OF ADDITIONAL FARM LOCATION. Effective April 25, 2000, the Company closed on a contract to acquire real property and equipment from two unrelated individuals for a total price of $917,250. The price and terms of the purchase were negotiated by the parties. The purchase price included approximately 672 land acres containing 525 water acres divided into 36 ponds (thereby increasing the Company's total water acres to 2,651), a manager's house, a worker's house, shop and office for $861,250; thirty seven (37) electric aerators for $40,000; and $16,000 of Federal Land Bank Stock. The Company paid $25,000 in cash as ernest money. At closing, the Company paid $16,000 for the Federal Land Bank stock and the balance with its promissory note to the sellers for $76,250, which is payable in monthly amortized payments over two years at eight (8%) percent interest. The Company assumed the sellers' $800,000 twenty-year loan from the Federal Land Bank Association, which bears a variable interest rate (8.55%) and has an annual payment of $84,844.80. The note to the sellers is secured by a second deed of trust on the real property and by a purchase money first priority security interest in the aerators. The Federal Land Bank Association note is secured by a first mortgage on the real property acquired, comprised of one parcel located in Boliver county, Mississippi. The farm is three miles from the Company's Crystal waters farm. Management believes the farm will be immediately and efficiently intregated into the Company's existing farming operations. Management has stocked the new farm (Indian Lakes) with large fingerlings and expects to be able to sell food fish from this farm in the late spring and early summer of 2001.

         COMMUNITY BANK CREDIT LINE. Effective April 20, 2000 the Company obtained two revolving lines of credit in an amount totaling $1,700,000 from Community Bank, Indianola, Mississippi. One credit line of $900,000 is to provide financing for catfish feed purchases from Delta Western and the other for $800,000 is to be used for catfish production. Borrowings under both lines of credit bear interest at prime plus 165 basis points (1.65%) and mature on March 15, 2001. The Company paid a commitment fee of 1% ($17,000) to obtain these lines of credit. Under the lines of credit, the Company has an operating deposit account at the bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. From these deposit amounts, 50 percent is applied to the feed line of credit, and the remaining 50 percent is applied to the production line. Borrowings under the lines of credit are under promissory notes, which are secured by a first lien on all inventory, accounts receivable, certain stock in processing cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of cash value of life insurance policies on two of the Company's officers. Mr. George S. Hastings has personally guaranteed repayment of the lines of credit.

         The Company has a balloon note payable with a bank that matures in September 2000, at which time the principal balance will be approximately $948,000. Management has begun negotiations to refinance this note, which was obtained to finance the purchase of the Company's Hidden Lakes farm.

         ASSESSMENTS BY DELTA PRIDE COOPERATIVE. In fiscal 1999, Delta Pride Catfish, Inc. ("Delta Pride") assessed the Company and its other members on a 'per pound' basis for fish processed by Delta Pride pursuant to each member's delivery rights during the year ended June 30, 1999. The assessment was approximately 9.3 cents ($0.093) per pound processed, and was payable in monthly installments during the months of September 1999 through February 2000 with a final payment due in March 2000. The assessment was necessary to cover operating and other financial losses incurred by Delta Pride during the year ended June 30, 1999. The Company's share of Delta Pride's losses of $339,838 ($0.093 per pound of fish sold to Delta Pride) was recorded as a charge to earnings during the year ended June 30, 1999 and reflected as a liability in the Company's balance sheet as of June 30, 1999. The Company was among the ten largest member shareholders of Delta Pride and Delta Pride was the Company's largest customer.

         In addition to the $339,838 assessment for the Company's share of Delta Pride's losses, the appraised value of Delta Pride dropped to $123 per share causing the Company to reduce the carrying value of its investment in Delta Pride and take an impairment loss of $628,000. The Company made $85,808 in payments on the assessment by borrowing the sum from AgSmart, an agriculture lender. In November of 1999, the Company's President, George Hastings, resigned from the Board of Directors of Delta Pride, citing an inability to influence that company's direction. At the same time the Company surrendered its shares of stock in Delta Pride as payment in kind for Delta Pride's losses allocated to the Company for the year ended June 30, 1999. The carrying amount of the Company's investment in Delta Pride was $242,216, which approximated the liability to Delta Pride for the losses allocated to the Company at the time of the exchange. The Company continued to sell fish to Delta Pride during fiscal 2000 and as a non-shareholder is not subject to that Company's continuing losses. In September 2000, Delta Pride initiated a one and one half cent ($.015) charge per pound to non stockholders to process their fish. The Company's major customer, Farm Fresh Catfish Processor also charges a processing fee of one and one half cent ($.015). The Company currently sells approximately twenty percent (20%) of its fish to Delta Pride.

         ADDITION OF OFFICERS. Mr. Mike Horton was hired in October 1999 as the Company's Chief Financial Officer and Secretary. He replaced Mr. Mike Jackson, who resigned at that time.

         RELOCATION OF OFFICE. In May of 2000 the Company's two year-lease of office space in Nashville, Tennessee expired. The investor relations office was moved to facilities rented on a month - to - month basis for $500 per month. Mr. Reid Davis the Company's head of investor relations, is the Company's only full-time employee at this location.

         EXECUTIVE COMPENSATION. The Company has outstanding seven-year options to purchase stock at $.5625 to $3.25 per share that were issued from fiscal 1995 through fiscal 2000. As of June 30, 2000, the Company has outstanding 1,197,000 of such options.

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

                  Availability and Price of Stock Fish and Supplies. The price of stock fish, supplies such as feed and labor is subject to fluctuations due to availability and varying demands. Increased competition for supplies and services within the catfish farming industry in general, and the Mississippi Delta in particular, could cause temporary or prolonged price increases for feed, labor or other items necessary to the Company's farming operations. While Management will attempt to obtain lower supply and labor costs through cooperative purchasing, there is no assurance that it will be able to do so or that future price increases will not occur. Prolonged increases in one or more of these categories would negatively affect the Company's profitability and ability to remain in business.

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

                  Loss Due to Disease. The single highest cause of loss in catfish farming is disease. Disease has accounted for more than sixty percent of catfish loss each year since 1990. The Company attempts to control the more common catfish diseases through the purchase of disease resistant or vaccinated fingerlings, and monitors its fish for disease so that a diseased pond can be quickly quarantined. Nevertheless, catfish are susceptible to a number of viral and bacterial diseases, many of which cannot be effectively treated, even if diagnosed early. A number of these diseases cannot be prevented. Also, it is possible that new diseases may occur in the future for which effective treatment does not exist. There is no assurance that the Company will be able to limit disease. A loss of a substantial amount of the Company's inventory due to disease will negatively affect its profitability and its ability to remain in business.

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

                  Price of Catfish Feed. Catfish feed, which is the greatest single production cost in catfish farming operations, is subject to large fluctuations. Industry groups report in recent years fluctuations between $180 and $300 per ton. Currently, catfish feed is produced by a small number of producers, some of which are cooperatives. The Company owns shares in Delta Western, a cooperative catfish food producer, which allows the Company a limited preferential right to purchase feed. These shares, however, do not ensure the availability of feed or the price at which feed can be purchased. While the Company attempts to budget for anticipated feed costs in its operations, such costs are not predictable with certainty and the Company has no control over the market price of feed. However, the Company has contracted with Delta Western to purchase 10,000 tons at a price of $209 per ton for its budgeted feed consumption for calendar year 2000. Feed under this contract is still available as of September 2000. Management anticipates carry over into 2001 of one to two thousand (1,000-2,000) tons under this contract. In addition, the Company booked five thousand (5,000) tons at $202 for use in 2001. In the middle of September 2000, the market price was $211 per ton.

         Management expects to contract for its remaining fiscal 2001 feed needs at approximately $190 to $200 per ton, although it has not yet done so as of September 2000. There is no assurance that the Company will be able to purchase feed in the future as needed at a cost that will allow it to operate profitably or remain in business.

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

                  Catfish Parasite. Increasing numbers of catfish farmers have experienced increased mortalitity in small fish and reduced feeding and growth levels in bigger fish caused by a trematode, Bolbophlorus confusus. There are no treatments for fish infected with the trematode. The Company must successfully eradicate the ram's horn snail the only unprotected carrier of this parasite by treating pond levies with lime powder. If the infection can not be controlled, in the Company's future sales, revenue, and cash flow could be materially reduced.

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

                  Quality of Catfish. Management intends to follow farming procedures which have been shown to result in the palatable, clean tasting, "non-fishy" catfish demanded by the consumer market. Nevertheless, for reasons which usually cannot be controlled before they are discovered, catfish in any particular pond may acquire an "off-flavor" taste. A number of factors, many of which often work together, may cause this result. A common cause is certain types of algae which are difficult to control in catfish ponds, particularly in late summer and early fall. Fortunately, a catfish pond will become "off-flavor" only for a limited period of time, even if no affirmative corrective action is taken. However, there may be several months during which one or more of the Company's ponds may be "off-flavor," thereby preventing the Company from selling catfish from that pond but requiring the Company to continue to incur expenses in feeding and maintaining the catfish population. Catfish industry groups are currently conducting studies to determine the cause and treatment of "off-flavor" conditions. The state of Mississippi has received permission for a second calendar year to use the algecide diuron to control blue-green algae.

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

                  Ability to Sell its Fish Production. The Company does not have the capability to process its own fish. The Company sells its catfish to one cooperative processor of which it is a member. The Company has processing rights with a second processor that entitles it to sell fish to that processor. The Company also has an agreement with a third processor (the Company is not a member of this processor) to sell 3.5 million pounds of fish annually. Additionally, the Company continues to sell fish to Delta Pride under an unwritten agreement. The Company is currently scheduled to sell 40,000 pounds of fish per week to Delta Pride through the first of 2001, when the amount is scheduled to increase to 77,000 pounds per week. Until the first of 2001, Delta will charge a one and one half cent ($.015) per pound processing fee, after then charge a variable rate between zero and three cents ($.000-$.03). Since the Company is no longer a shareholder of Delta Pride, it can not be charged a loss allocation. Members of cooperative processors are allocated fish delivery rights or sale allocations requiring the cooperative to purchase an amount of fish in proportion to the number of shares owned. The price received depends on the price paid by the processor at the time of delivery. Cooperatives are managed by boards of directors elected by their members. To the extent the cooperative processors operate profitably, the members are benefitted through price concessions, rebates and/or distributions. To the extent cooperatives operate unprofitably, members are subject to assessments to fund such losses. The failure to pay assessments generally results in a loss of delivery rights and sometimes in the loss of membership interests. Accordingly, the Company's ability to market its catfish in volumes and at prices necessary for profitable operations substantially depends on the ability of management of the cooperative processors of which the Company is a member to operate their processors in an efficient manner. Moreover, fish the Company cannot sell to its cooperative processors must be sold to other processors on a negotiated basis in competition with other catfish producers. While there are a number of processors located in the Mississippi Delta, management does not believe there is sufficient competition among processors to provide any substantial leverage to the catfish producers in negotiating prices. These circumstances do not allow the Company to depend on stable catfish prices for its future production. Thus, there is no assurance that the Company will be able to sell its catfish production at a price which will allow it to realize a profit.

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

                  Increasing Foreign Competition. Imports of catfish from Vietnam totaled a record 648,000 pounds in June 2000. Imports of Vietnamese catfish have increased steadily from 1999. Imports have averaged 382,000 pounds of processed product monthly for the past seven months. Imported under the names Basa, Pacific Dory or White Roghy, the catfish has been marketed extensively to foodservice companies and restaruant chains, with mixed success. According to the Catfish Institute, some restaurants are selling Vietnamese catfish as farm-raised catfish without informing customers of its orgin. Vietnamese catfish are raised in floating cages on the Mekong River. The Catfish Farmers of America has contacted regulatory agencies which have provided assurances that they will work to see that Vietnamese catfish is labeled properly throughout the importation, distribution and marketing chain. However, the Vietnamese catfish is currently selling for approximately one dollar ($1.00) per pound less than domestic catfish. Acceptance of the Vietnamese catfish as a replacement for domestic catfish could put downward pressure on the price of the Company's catfish product making it difficult or impossible to make a profit or stay in business. The crawfish industry in the United States faced a similar problem with crawfish imported from China. The U.S. crawfish industry was successful in having a tariff placed on the China crawfish. However, the U.S. catfish industry is only starting to review its options and strategy for competing with imported catfish.

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

         The Company may find it difficult or impossible to sell a property prior to or following any such cleanup. If such substances are discovered after the Company sells a property, the Company could be liable to the purchaser thereof if the Company knew or had reason to know that such substances or sources existed. In such case, the Company could also be subject to the costs described above. Environmental Protection Agency Involvement in Regulating Aquaculture Effluents. In February 1999, the EPA Office of Water announced its decision to conduct a preliminary study of the aquaculture industry to evaluate the current state of wastewater controls and the opportunity for environmental gain. At that time the intent was to make an in-depth study of aquaculture to determine the need for federal rulemaking. Last summer and fall, considerable effort went into developing a multi-disciplinary, multi-institutional process by which science-based information could be provided to EPA to aid in decision making. However, with no notice or explanation, EPA abandoned the preliminary study on January 21, 2000, and announced that it would undertake formal rulemaking for aquaculture. The announcement read: "EPA expands Focus on Nutrient Pollution. EPA's Office of Water is focusing new efforts to help reduce nutrient loadings from commercial agricultural and industrial operations nationwide. Among those efforts is a new activity to develop pollutant controls in the form of nationally applicable discharge standards (known as effluent limitations guidelines and standards) for commercial and public aquaculture operations." The draft guidelines will be published by June, 30, 2002 and final rules will be published by June 30, 2004. It is the position of the United States catfish industry officials that the industry is not a polluter. This position is based on the fact that during the spring, summer and fall, water does not flow out of producers' ponds. Rather, because of evaporation, water is pumped into the ponds. Further, during the winter months fish are not fed, so as water is released there is little to no environmental load to the discharged water. However, actions by the EPA may require catfish farmers to develop and install holding or treatment ponds for water runoff. Potentially, the costs of newly mandated treatments could range from being allowed only a small amount of runoff per day to being so cost prohibitive as to make obtaining a profit impossible. The Company will continue to monitor the process and lend its voice to support a reasonable compromise with the EPA.

         RISKS ASSOCIATED WITH THE COMPANY AND THE SECURITIES

                  Ability to Achieve Profitable Operations. The Company has not been profitable since its inception, except for the first quarter of fiscal 2000. It reported a net loss for fiscal 2000 of $148,829. The Company had retained earnings deficit of $9,045,900 at June 30,2000. Based on current and historical industry data, management believes the Company's ability to achieve profitable operations will require it to maximize production on its farms and to achieve more efficient and cost-effective farming operations so that its costs of production as a percentage of gross revenues are minimized. Management believes this strategy is necessary to meet the demands of the farm grown catfish industry where profit margins are expected to narrow because wholesale fish prices are expected to remain flat and inventory costs, particularly feed and fuel costs, are expected to continue to fluctuate and competition is expected to intensify. However, there is no assurance that Management will be able to implement this strategy, or if implemented that it will prove successful; and there is no assurance that the Company will be able to operate at a profit in the future.

                  No Assurance of Proposed or Future Acquisitions. Effective April 25, 2000 the Company acquired the property and equipment of an existing farm consisting of approximately 525 water acres. Also, effective June 30, 1999, the Company acquired the property, inventory and equipment of an existing farm consisting of approximately 320 water acres. The Company believed the acquisitions of these additional properties was necessary for it to achieve efficiencies of scale of operations and facilitate its ability to achieve profitable operations. However, this has not yet occurred but, the Company has reduced its loss from, fiscal 1999 of $1,543,185 to a loss of $148,829 for fiscal 2000. The Company's inability to acquire additional properties and/or to expand its operations could adversely affect the Company's ability to achieve necessary economies of scale of operations.

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

                  No Dividends on Common Stock. The Company has adopted a policy of reinvesting its cash flow, if any, to expand its catfish farming operations and expects to follow this policy in the future. Accordingly, stockholders should anticipate not receiving regular dividends or distributions with respect to their shares.

                  Risks of Leverage. The use of leverage to purchase property and/or operate a business involves substantial risks. While the effects of leveraging are to increase the number of properties purchased or number or amount of operations conducted by the Company, thereby increasing the potential for gain to the Company's stockholders, the financial risk to the Company and thus the Shareholder's investment is substantially increased. One reason for this is because the Company will be required to pay fixed payments to retire the debt, irrespective of the success of its operations. To the extent that the Company does not have funds available to repay its debt, holders of the debt may call a default and, if the debt is secured by the assets of the Company, such debt holders may foreclose on such assets. Nonsecured debt holders may seek repayment from the Company's assets through legal process. In any event, a default on its debt could result in the Company's loss of all or a material portion of its assets which could, in turn, result in the loss of all or a substantial portion of the Shareholder's investment in the Company.

                  Inability to pay off or refinance loans. The Company's balloon mortgage of approximately $950,000 on its Hidden Lakes farm matured in April of 2000. The mortgage holder as granted extensions to September 2000 to allow the Company to find substitute financing, such as the USDA guaranteed loan discussed above. If the UDSA guaranteed loan does not materialize, or if other substitute financing can not be obtained, the lender could forclose on the property causing the Company to sell this farm or even seek bankruptcy protection.

         The Company has used significant financing to acquire its farming properties and assets and may incur additional financing to expand its operations and/or to acquire additional farming properties. The use of such financing ("leveraging") will allow the Company to expand its operations and acquire additional property with a smaller cash investment by the stockholders, and thereby provides the stockholders with the opportunity of participating in correspondingly greater proceeds from the operations. However, leveraging will also expose the Company (and thus the Shareholders) to correspondingly larger potential losses. In the event a farm is operated at a loss or sold for an amount less than the principal amount of such financing, plus accrued interest payable thereon, a stockholder could lose all or part of his or her investment.

         The Company has substantial obligations with respect to its 10.35% notes payable due in 2002 and its institutional credit agreements. Leverage has significant consequences including the following: (i) dedication of a portion of the Company's cash flow from operations to the payment of interest in respect of its debt obligations, which reduces the funds available to the Company for its operations and future business opportunities; (ii) potential impairment of the Company's ability to obtain additional financing in the future; and (iii) potential vulnerability of the Company to a downturn in its business or the United States economy generally. A high degree of leverage would also make it difficult for the Company to generate sufficient working capital which could adversely affect the Company's ability to fund its continuing operations at necessary levels.

                  Risks of Balloon Payments. Generally, the Company's debt obligations require balloon payments at the end of their terms. The Company's credit lines with Community Bank are due in March 2001, and another note used to finance the purchase of the Company's Hidden Lakes location is due in September 2000. Other significant debt is due through fiscal 2004. In the event the Company is unable to refinance these obligations or is otherwise unable to raise funds sufficient to repay these obligations as scheduled, the Company would be in default of these obligations. The Company's ability to repay these obligations when they mature will be dependent upon its ability to obtain adequate refinancing or to negotiate an extension. The Company's ability to obtain replacement financing for these obligations will be dependent on, among other things, its financial condition at the time and the economic conditions in general. Accordingly, there is no assurance that, if necessary, the Company will be able to obtain replacement financing for any of these obligations upon their maturity.

ITEM 2. DESCRIPTION OF PROPERTY

         REAL PROPERTY. The Company owns nine non-contiguous farms having a total of 209 ponds comprising 2,651 water acres situated on a total of 3513 land acres. The farms are located in the Mississippi Delta area of Mississippi. The table below sets forth information regarding these properties.

                INFORMATION REGARDING THE COMPANY'S REAL PROPERTY


      NAME                                                     UNPAID BALANCE OF
  (LOCATION OF               TOTAL ACRES        NUMBER          MORTGAGE LOAN AT
    PROPERTY)               (WATER ACRES)      OF PONDS          JUNE 30, 2000
    ---------               -------------      --------          -------------
Circle Creek                  275 (210)           15           Pledged under two
(Sunflower County, MS)                                         lines of credit(1)

Panther Run                   278 (211)           15           Pledged under two
(LeFlore County, MS)                                           lines of credit(1)

Balmoral                      318 (234)           21           Pledged under the
(Sunflower County, MS)                                       Farm Bank of Texas(2)

Cypress Lake                  254 (191)           13           Pledged under the
(LeFlore County, MS)                                         Farm Bank of Texas(2)

Hidden Lakes                  668 (443)           46              $925,875(3)
(Bolivar County, MS)

Stillwater                    170 (140)            8           Pledged under the
(Sunflower County, MS)                                       Farm Bank of Texas(2)

Crystal Waters                454 (377)           11           Pledged under the
(Bolivar County, MS)                                         Farm Bank of Texas(2)

Kroeker Farm                  424 (320)           28             $1,801,908(4)
(Sunflower & Leflore
County, MS)

Indian Lakes                  672 (525)           37           Pledged under Farm
(Bolivar County, MS)                                            Bank of Texas(5)


--------------------
(1) Two notes payable to a bank under $1,700,000 revolving lines of credit used to fund purchases of feed and production of fish; combined outstanding balance of $752,870 at June 30, 2000. Interest accrues at the prime rate plus 1.65% and the lines of credit expire March 15, 2001. Interest and principal are paid from collections of accounts Receivable and sales of inventory.

(2) Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $142,000 due through 2018; interest accrues at a variable rate (9.45% at June 30, 2000).

(3) Note payable to a bank, monthly principal and interest payments of $11,754 and a final payment of approximately $915,000 due September 2000 with interest at prime plus 2 1/2% (12% at June 30, 2000).

(4) Seller-financed note payable. Annual principal and interest payments of $200,000 due through April 2014. Interest accrues at prime less 1.75%.

         The Mississippi Delta is an approximately 10,000 square mile area lying predominately on the east side of the Mississippi River, beginning in the vicinity of Memphis, Tennessee and extending into Mississippi. The portion of the Delta where the Company's farms are located is approximately 44 feet above sea level and is located approximately 5-1/2 hours by car from the Gulf of Mexico and 1-1/2 hours by car from the Mississippi River. Accordingly, the farms are not likely to be susceptible to flooding. The farms are located within approximately 45 minutes of each other.

         EQUIPMENT. The Company owns certain equipment; including tractors, implements (including portable aerator attachments), utility trucks and electric aerators. It also owns various lesser pieces of equipment, including electric pumps and power units, and miscellaneous equipment.

         COOPERATIVE MEMBERSHIPS. The Company belongs to the following cooperatives:

                  Processing Cooperatives. AquaPro is a member of and owns stock in the catfish cooperative Fishco, Inc. ("Fishco"). Membership in this cooperative provides the Company with delivery rights for its catfish in amounts proportionate to its share ownership. Prices paid by the cooperatives are not fixed in advance and are determined at the time of delivery.

                  Feed Mill Cooperative. The Company is a member of and owns stock in Indi-Bell (Delta Western) Feed Mill Cooperative. The Delta Western Cooperative is one of the oldest and largest feed mill cooperatives with over 250 members. As a member of this cooperative, the Company is able to buy feed at prices lower than are generally available from feed retailers. Also, for a nominal charge, the Company is able to reserve or "lock-in" specified amounts at set prices. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange. As a member of this cooperative, the Company can purchase feed on an "as needed" basis with two days' prior notice. Thus it is not necessary for the Company to purchase and store large amounts of catfish feed.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceeding, the adverse outcome of which, individually or in the aggregate, Management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company. Additionally, the Company was not a party to any material legal proceeding during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET FOR THE COMPANY'S COMMON EQUITY: The Company's common stock began trading on the Nasdaq Over the Counter Bulletin Board on February 24, 1998. The high and low sales prices for the Company's common stock, as reported on the Bulletin Board were $5.13 and $1.88 during the period from February 24, 1998 through March 31, 1998, $3.25 and $2.00 for the period from April 1, 1998 through June 30, 1998 and $2.00 and $0.38 for the period from July 1, 1998 through June 1, 1999. From July 1, 1999 to June 30, 2000 the high price was $1.50 and the low price $.18.

         STOCKHOLDERS: As of September 18, 2000, there were approximately 1,700 stockholders of record of the 4,905,273 outstanding shares of Common Stock. The Company believes there are approximately 1,500 beneficial owners of the Company's common stock.

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

         During the fiscal year ended June 30, 2000 the Company issued to numbers of its Board of Directors as compensation, options to purchase a total of 72,000 shares of common stock. These options had exercise prices ranging from $.5625 to $1.25 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant.

         During the fiscal year ended June 30, 1999, the Company issued to numbers of its Board of Directors as compensation, options to purchase a total of 36,000 shares of common stock. These options had exercise prices ranging from $0.6875 to $1.00 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. During the fiscal year ended June 30, 2000 the Company issued a total of 360,000 seven-year stock options to its officers to purchase stock at prices from $.5625 to $1.25, the market price at the date of the grant of the options. Also during this period, the Company granted its executive officers 12,000 shares of common stock. On the dates of issuance these shares had market values ranging from $.5625 to $1.25. During the Company's fiscal year ended June 30, 1999, the Company issued to its executive officers options to purchase a total of 305,000 shares of the Company's common stock at prices ranging from $0.6875 to $1.875 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. Also during the period, the Company granted its executive officers a total of 13,000 shares of common stock. On the dates of issuance, these shares had market values ranging from $0.6875 to $1.875 per share. In issuing the foregoing shares and options, the Company relied on the exemptions under Section 4(2) of the 1933 Act and Rule 701, promulgated thereunder. Each transaction affected in reliance upon the exemption under
Section 4(2) shares or options were issued either to an officer or director of the Company.

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

         During the fiscal year ended June 30, 1998, a holder of the Company's 7.15% convertible notes converted his note to 7,930 shares of the Company's common stock.

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

RESULTS OF OPERATIONS YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

         NET SALES. Net sales during the year ended June 30, 2000 totaled $6,993,856 compared to $5,614,284 for the year ended June 30, 1999. Volume increased 1,663,360 pounds to 9,332,125 pounds of fish sold during the year ended June 30, 2000 compared to 7,668,765 pounds sold during the year ended June 30, 1999.

Accordingly, the increase in volume represented 21.7% of the 24.6% increase in net sales. The remainder of the increase in sales was due a higher average selling price received from the Company's major customers. The average price of fish sold was 74.9 cents per pound during the year ended June 30, 2000 compared to 73.2 cents per pound during the year ended June 30, 1999. A shortage in fish supply during the spring of fiscal 2000 caused an increase in the average price. Prices decreased from July 1999 through February 2000, at which time they began to rise until reaching 80.0 cents per pound in June 2000. The Company cannot predict the future trend of fish prices.*

         Management expects the assets of the additional farm location purchased in April 2000 to increase the Company's volume of sales beginning in fiscal 2001.* Based on the Company's average stocking rates, management expects the additional ponds to increase sales volume by approximately 10 to 15 percent annually.* Due to the grow-out time required for product, the full potential for increase in sales volume from the additional location will probably not be realized until after the fiscal 2001.*

         Sales for the first fiscal quarter ending September 30, 2000 are expected to total approximately 1,725,000 pounds which compares to 2,735,205 pounds sold during the quarter ended September 30, 1999.* Management expects to sell approximately 11.2 million pounds of fish during the year ending June 30, 2001 which would exceed the 9.3 million pounds sold during the year ended June 30, 2000.*

         COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $5,033, 679, or 53.9 cents per pound sold, for the year ended June 30, 2000 compared to $4,422,616, or 57.7 cents per pound sold, for the year ended June 30, 1999. Gross profit from fish sales was 28.0% during the year ended June 30, 2000 compared to 21.2% for the year ended June 30, 1999. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for fish to mature. The largest component of cost of products sold is feed, which decreased in price from fiscal 1999 to 2000. The Company's average cost of feed was $209 per ton in the fiscal 2000, compared to $220 in the fiscal 1999. Feed costs are largely dependent on grain prices, which can vary greatly from year to year because of crop yields, and cannot be predicted with certainty.* Management expects that margins will improve and cost of products sold will decrease as a percentage of net sales during the year ending June 30, 2001 due to stable feed costs and higher inventory turnover.* However, there is no assurance that increases in other charges, such as utilities, fuel and mortality, will not offset this lower stable cost of feed.*

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the year ended June 30, 2000 were $1,696,391 compared to $1,633,693 during the year ended June 30, 1999. Accordingly, selling, general and administrative expenses were 18.2 cents per pound sold for the year ended June 30, 2000 compared to 21.3 cents per pound sold for the year ended June 30, 1999. While selling, general and administrative expenses increased 3.8% on a per-pound basis there was a 3.1 cents decrease.

         INTEREST EXPENSE. Interest expense was $644,558 for the year ended June 30, 2000 compared to $493,172 for the year ended June 30, 1999. Both long-term debt and average borrowings on the Company's lines of credit increased during the year ended June 30, 2000 compared to the year ended June 30, 1999. Management anticipates higher levels of debt and interest expense during the year ending June 30, 2001 due in part to the April 2000 purchase of the additional farm location (see Liquidity and Capital Resources discussion below).*

         INCOME TAXES AS OF JUNE 30, 2000. The Company has net operating loss carry-forwards of approximately $11,600,000, which expire at various dates through 2020, available to reduce taxable income.

         SEASONALITY OF OPERATING RESULTS. In prior fiscal years, the revenues of AquaPro have fluctuated from quarter to quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. Accordingly, quarterly operating results of the Company may vary from quarter to quarter and year to year and cannot be predicted with certainty.*

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had a current ratio of 1.88 to 1.00 compared to 1.89 to 1.00 at June 30, 1999. Working capital at June 30, 2000 totaled $3,104,052 compared to $3,159,751 at June 30, 1999.

         The Company's net cash provided by (used in) operating activities was $903,816 and $(117,348) for the years ended June 30, 2000 and June 30, 1999, respectively. The Company funded the losses and uses of cash for operating activities in fiscal 1999 through short-and long-term borrowings. Proceeds received from long-term debt were $526,654 and $116,240 during the years ended June 30, 2000 and June 30, 1999.

         During the years ended June 30, 2000 and June 30, 1999, the Company purchased $793,048 and $466,078, respectively, in property and equipment. These capital expenditures consisted primarily of trucks and other farm related equipment and improvements and were primarily funded by the long-term debt discussed above. During the year ended June 30, 2000, the Company purchased an additional farm location and certain equipment for $876,250, which was financed by a seller note payable.

         Effective April 20, 2000 the Company obtained two revolving lines of credit totaling $1,700,000 from Community Bank in Indianola, Mississippi (the "Bank"). The Company intends to fund its operations primarily through fish sales, working capital, and the $1,700,000 lines of credit with the Bank. One credit line of $900,000 is to provide financing for catfish feed purchases from Delta Western and the other for $800,000 is to be used for catfish production. Borrowings under both lines of credit bear interest at prime plus 165 basis points (1.65%) and mature on March 15, 2001. The Company paid a commitment fee of 1% ($17,000) to obtain these lines of credit. Under the lines of credit, the Company has an account with the Bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. From these deposit amounts, 50 percent is applied to the feed line of credit, and the remaining 50 percent is applied to the production line. Borrowing under the lines of credit are represented by the Company's promissory notes, which are secured by a first lien on all inventory, accounts receivable, and certain stock in cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of cash value life of insurance policies on two of the Company's officers. Mr. George S. Hastings, President, has also personally guaranteed repayment of the lines of credit.

         The Company has a balloon note payable with a bank that matures in September 2000, at which time the principal balance will be approximately $948,000. Management has begun negotiations to refinance this note, which was obtained to finance the purchase of the Company's Hidden Lakes farm.

         Through the middle of September 2000, the Company continued to feed the fish at normal levels through its peak feeding season and as a result has experienced a cash flow shortage. The Company is current on all of its notes payable and long-term debt, payroll, and payroll tax obligations. However, unsecured vendor accounts payable of approximately $255,000 relating to purchases in July and August 2000 are past due. As discussed above, the Company's feed and production lines of credit require that 50 percent of all collections of accounts receivable be applied to the outstanding balance of each until paid. The Company has almost reached the credit limit on its $800,000 production line of credit and has available borrowings under its feed line of credit of less than $100,000. The Company anticipates it will take approximately two to three months to become current with its unsecured vendor accounts payable. *

         The Company has obtained a $230,000 unsecured credit facility from a creditor that manages short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays proceeds and loan fees of 2 1/2% to the creditor over a period of six months. Borrowings bear interest at 12% per annum. During May through August 1999, the Company utilized the credit facility from this creditor for purposes of land improvements, stocking of ponds, and purchases of feed in addition to those funded by the Company's bank line of credit. As of June 30, 2000, the Company had no borrowings outstanding with the short-term creditor.

         Notwithstanding the above, management believes that additional capital will be necessary to support the Company's growth. Management believes that current cash on hand combined with cash proceeds from sales of fish will be adequate to fund its planned existing operations through June 30, 2001. * However, additional capital will be needed to finance any future acquisitions. Moreover, the Company may require additional capital for operations and capital expenditures, which it may seek through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that these funds will be available to the Company on acceptable terms, if at all. In addition, because of the Company's possible need for funds to support future operations, it may seek to obtain funds when conditions are favorable, even if it does not have an immediate need for additional capital at such time.

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

         Teknotherm Inc., located in Seattle, is a subsidiary of Teknotherm A/S, a Norwegian company founded in 1926. Today the company designs and manufactures refrigeration systems for the fishing, marine, and industrial refrigeration market. Since early 1980, Teknotherm has been one of the major suppliers of plate freezer systems for the fishing industry in Alaska, Norway, Ireland, and Scotland.

         Ocean's Edge, Inc., formed in 1993, is headquartered in South Dartmouth, Massachusetts. In the mid 1980's its principals were among the first to use American technology to produce imitation crab, using a pollock surimi as the base. They have conducted extensive research into the application of fish protein into other types of food applications. On the marketing side, they were instrumental in reintroducing Korean hair crab back into the Japanese market. Ocean's Edge is in the process of developing a marketing agreement between AquaPro and the end users of the minced product, including the leader in private label seafood sales with more than 65% of the U.S. market.

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



                                                           An Officer of the
                                                             Company (or a            Director of the
                                                          Predecessor of the            Company (or
      NAME AND AGE                 Position                 Company) Since           Predecessor) Since
      ------------                 --------                 --------------           ------------------

George S. Hastings, Jr.   Chairman of the Board                  1983                      1983
Age 53                    Chief Executive Officer
                          President

Randle Willoughby         Vice-President of                      1997                        --
Age 36                    Production

W. Mike Horton            Chief Financial Officer                1999                        --
Age 58                    Secretary


Kenneth Ostebo*           Director                               1998                      1998
Age 43


Joseph Duncan, Sr.*       Director                               1995                      1995
Age 73

Donald Moore*             Director                               1999                        --
Age 50

Charles Porter*           Director                               1999                        --
Age 58

James Grice*              Director                               1999                        --


-------------------
* Independent director, i.e. director who is not an officer or employee of the Company.

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

         George S. Hastings, Jr. received his Bachelor of Science Degree in Finance with a minor in Accounting from the University of Tennessee in 1973 and a Doctor of Jurisprudence Degree from the University of Tennessee College of Law in 1975. He has been a member of the State Bar of Tennessee and the United States Tax Court since 1976. Mr. Hastings has been involved in the catfish aquacultural industry since 1986 and has substantial experience in all levels of catfish farm management. Prior to his acquisition of AquaPro, Mr. Hastings owned and managed his own financial planning consulting firm, providing financial advice to the owners of closely held business in the Southeast. Prior to turning his attention to the catfish industry, he owned and operate his own NASD securities broker/dealer firm and his own insurance brokerage company. Mr. Hastings served two years on the board of directors and audit committee at Delta Pride, and is actively involved with an alliance of companies seeking to bring the process of recovering high quality minced catfish protein to the industry.

         Randle Willoughby, Vice-President of Production has been involved in the management of catfish farming since 1983. Until 1992, Mr. Willoughby was with a 4,000 acre operation where he began as an oxygen checker and was eventually promoted to overall general manager. In this position, Mr. Willoughby worked directly with the Production Credit Association in obtaining a satisfiable inventory analysis. From 1992 until 1996, he was general manager a 500 acre farm where he raised the farm's average sales from 3,500 to 6,200 pounds of product per acre. This represented a 75% increase in sales while costs increased only 50%. Mr. Willoughby joined the Company in 1997, and has assembled management team with over 68 years of combined experience in aquacultural management. He recently initiated a performance bonus program giving the farm management team the incentive to strive towards improved production. Jimmy Grice, age 62, currently serves as Chairman of the Board and Chief Executive Officer of Grice Seining, Inc., a position he has held for more than 10 years. Grice Seining is one of the United State's largest custom Seining companies handling between 20 and 30 million pounds per year, which is approximately one out every twenty catfish seined in the United States. He has served on the Boards of The Catfish Farmers of Mississippi and Arkansas, as well as the Catfish Farmers of America. Mr. Grice's experience in the catfish farming industry spans its birth to the present. In 1968, he constructed one of the industry's first commercial farms of over 100 acres selling 150,000 pounds of fish per year.

         W. Mike Horton, Chief Financial Officer, joined the Company in October of 1999. Before then he was Division CFO/Controller of the Lewis Grocer Division of Supervalue, Inc. since 1987. Lewis Grocer served over 400 retail grocery customers, governmental agencies and military installations in a four-state area in the southern U.S. He was responsible for all aspects of finance and accounting.

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

         Charles Don Moore, Director, has been in the retail and wholesale pharmacy industry to the present. From 1975 through 1985, Mr. Moore was President and Chairman of the Board of four corporations operating drug stores in the East Tennessee region. Mr. Moore also has experience in housing construction, automobile retail and freight reclamation. Mr. Moore received a Pharmacy BS Degree from Auburn University in 1965.

         Charles E. Porter, Director, served as president of Captain D's and Shoney's, Inc., until his retirement in May 1996. Shoney's Inc. operates a chain of family style restaurants based in the South Eastern region of the United States with approximately 600 and 1,000 units, respectively, and approximate sales volume of $450 million and $1.2 billion, respectively, peaking during his tenure. Mr. Porter started his career in the restaurant industry in 1973 as a Shoney's manager trainee while attending night classes at the University of Tennessee at Nashville. After stints as unit manager of Shoney's and Captain D's, Mr. Porter was promoted to the purchasing department where he became Director and later Vice-President of purchasing, manufacturing and distribution. He next became Chairman and President of manufacturing and distributions for Mike Rose Foods, a subsidiary of Shoney's, Inc. Mr. Porter held this position until his promotion to President of Captain D's and later Shoney's in 1994.

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

                           SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                        -------------------             ----------------------
                                                                       VALUE OF      SECURITIES
    NAME AND                                                          RESTRICTED     UNDERLYING
PRINCIPAL POSITION                 YEAR      SALARY       BONUS        STOCK(1)      OPTIONS(2)
------------------                 ----      -------     -------      ----------     ----------
George S. Hastings, Jr.            2000     $ 87,000     $     0       $ 9,939        348,000
                                   1999     $ 87,000     $     0       $ 8,391        303,000
Chief Executive Officer            1998       70,558      15,616       $19,500        223,000

-------------------


(1) Shares issuable on April 1 through 1998, quarterly beginning July 1, 1998. Stock is subject to 2-year vesting whereby shares will be lost if employee voluntarily terminates employment or is terminated for cause before the vesting period ends. Shares were valued at $3.13 per Share, which is 50% of the value of $6.25 for 1997 and 1996; shares valued at $1.63 which is 50% of the April 1, 1998 value of $3.25. Shares valued at a weighted average of $1.08 for 1999.

(2) The options issued in 1998 are exercisable for 7-year periods commencing on April 1, 1998 at $3.25 per common share (39,000 shares), May 15, 1998 at $3.13 per common share (84,000 shares), and May 27, 1998 at $2.84 per common share (100,000 shares). The options issued in the fiscal year ended June 30, 1999 are also exercisable for 7-year periods commencing on July 1, 1998 at $1.875 per common share (42,000 shares), October 1, 1998 at $0.75 per common share (87,000 shares), January 1, 1999 at $0.6875 per common share (87,000 shares), and April 1, 1999 at $1.00 per common share (87,000 shares). See discussion below. The options issued in the fiscal year ended June 30, 2000 are also exercisable for 7-year periods commencing on July 1, 1999 at $1.25 per common share (87,000 shares), October 1, 1999 at $.875 per common share (87,000 shares), January 1, 2000 at $.625 per common share (87,000 shares), and April 1, 2000 at $.563 per common share (87,000 shares).

         The following table sets forth certain information regarding stock options and warrants granted to each named Executive Officer by reason of their employment during the Company's 1999 fiscal year.

                        OPTION/WARRANT GRANTS IN 2000(A)


                                                           INDIVIDUAL GRANTS
                         ------------------------------------------------------------------------------
                                                    % OF TOTAL             EXERCISE OR
                         NUMBER OF SECURITIES      OPTIONS/WARRANTS       BASE PRICE PER     EXPIRATION
 EMPLOYEES NAME            OPTIONS/WARRANTS            GRANTED                 SHARE            DATE
---------------            ----------------            -------                 -----            ----
George S. Hastings, Jr.         348,000                  96%              $0.563 to $1.25     3/31/2007

         The following table sets forth the value of all unexercised employee stock options and Director Options held by the Named Executive Officers as of June 30, 2000.

                    AGGREGATED OPTION AND WARRANT VALUE TABLE


                                     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                ------------------------------          -------------------------
NAME                             EXERCISABLE/UNEXERCISABLE(1)           EXERCISABLE/UNEXERCISABLE
----                             ----------------------------           -------------------------
George S. Hastings, Jr.                  1,027,000/None                        $39,062 /None(1)

---------
     (1) Options in-the-money are based on the value of the Company's Common Stock which, as of September 19, 2000, is $.75 per Common Share based on the closing price reported on the NASD Bulletin Board.

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

         EXECUTIVE COMPENSATION. On August 18, 1998, the compensation committee recommended and the Board of Directors approved that all of the options (171,000) previously issued at $6.25 per share be repriced at $2.00 per share.

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

         COMPENSATION OF DIRECTORS. The Company pays its outside Directors an annual retainer of $1,000 each September; $500 for each meeting attended in person and $250 for each telephonic meeting. The Company also reimburses each outside Director for his or her out-of-pocket expenses incurred in connection with attending meetings. Since June 30, 1998, the Company annually awarded each Director (including Directors who are officers of the Company) options for the purchase of 3,000 common shares (the "Director Options"). The Director Options have a term of seven years and are exercisable at a price equal to the fair market value of the Common Shares on the date of issuance. These options have a term of seven years. In August 1998, the Board of Directors voted to award each Director (including Directors who are officers of the Company) options for the purchase of 3,000 common shares each quarter at an option price equal to the closing stock price on the first day following each calendar quarter.

         STOCK OPTION PLAN. The stockholders have approved and authorized a stock option plan for officers, directors, employees and consultants to the Company. The Plan is designed to comply with Rule 16b-3 under the 1934 Act. The purpose of the stock option plan is to encourage stock ownership by current and future officers, directors, employees and consultants to the Company, and certain other persons judged by the committee who would administer the plan to be instrumental to the success of the Company, and to give such persons a greater personal interest in the Company achieving continued growth and success. The stock option plan would be administered by persons who are "disinterested persons" within the meaning of paragraph (c)(2) of Rule 16b-3. The Plan has not yet been approved by the Board and has not yet been implemented.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 2000, by each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock, the beneficial ownership by each Officer, Director, and the beneficial ownership of all Directors and Officers as a group:


                                                       AMOUNT AND NATURE OF
NAME & POSITION                                        BENEFICIAL OWNERSHIP
OFFICERS AND DIRECTORS                             NUMBER OF COMMON SHARES(%)(1)
----------------------                             -----------------------------
George S. Hastings, Jr.                           1,272,322(2)           (20.85%)
President, Chief Executive Officer and
Chairman of the Board

Randle Willoughby                                    31,000(6)            (0.51%)
Vice-President of Production

Mike Horton                                           2,000(5)            (0.01%)
Chief Financial Officer & Secretary

Donald Moore                                         89,710(3)            (1.47%)
Director

Kenneth Ostebo                                       21,000(7)            (0.34%)
Director

Joseph F. Duncan, Sr.                                56,933(4)            (0.94%)
Director

Charles Porter                                       12,000(8)            (0.20%)
Director

James Grice                                          12,000(9)            (0.20%)
Director

All officers and directors as a group
(seven persons)                                   1,496,965              (24.53%)

------------------------

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

      The total number of Common Shares outstanding is 4,905,273 as of June 30, 2000. The total number of options outstanding is 1,197,000 as of such date. Accordingly, the total number of outstanding Common Shares considered outstanding for purposes of computing the above percentages is 6,102,273.

(2) Includes the following Common Shares, warrants and options held of record by Mr. Hastings: 245,322 Common Shares and 1,027,000 Common Shares issuable upon the exercise of 994,000 Compensatory Options and 33,000 Director Options.

(3) Includes 77,710 Common Shares held of record and 12,000 Common Shares issuable upon the exercise of Director Options.

(4) Includes 23,933 Common Shares held of record and 33,000 Common Shares issuable upon the exercise of Director Options.

(5)   Includes 2,000 shares held of record.

(6) Includes 4,088 Common Shares held of record and 27,000 Common Shares issuable upon the exercise of Compensatory Options.

(7)   21,000 Common Shares issuable upon the exercise of Director Options.

(8)   12,000 Common Shares issuable upon the exercise of Directors Options.

(9)   12,000 Common Shares issuable upon the exercise of Director Options.

---------------

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

                                LIST OF EXHIBITS
                               AQUAPRO CORPORATION


                    ITEM                                               EXHIBIT NO.
AquaPro's Charter (1)                                                      3.1

AquaPro's Amended and Restated Charter (1)                                 3.2

AquaPro's Articles of Correction to Charter (1)                            3.3

AquaPro's Articles of Amendment to Charter (1)                             3.4

AquaPro's First Amended and Restated Bylaws (1)                            3.5

Plan and Agreement of Consolidation for CCA I - IV (1)                     3.6

Plan and Agreement of Consolidation for CCA V - VIII (1)                   3.7

Articles of Merger of CCA I - IV and AquaPro Corporation (1)               3.8

Amended Plan and Agreement of Merger of CCA V - VIII and
AquaPro Corporation (2)                                                    3.9

Articles of Merger of CCA V - VIII and AquaPro Corporation (2)             3.10

Form of Common Stock Certificate (1)                                       4.1

Form of $10.50 Common Stock Warrant (1)                                    4.2

Form of $10.50 Warrant Agreement (1)                                       4.3

Form of 10.35% Debenture (1)                                               4.4

Form of 10.35% Loan Note Agreement (1)                                     4.5

Form of Series A Preferred Stock Certificate (1)                           4.6

Form of $7.50 Common Stock Warrant (1)                                     4.7

Form of $9.50 Stock Right (2)                                              4.8

Form of $9.50 Stock Rights Agreement (2)                                   4.9

Exchange Form for Investor Notes (2)                                       4.10

Form of 10.35% Collateralized Convertible Note (2)                         4.11



Form of Agency Agreement 10.35% Collateralized
Convertible Notes (2)                                                      4.12

Form of Security Agreement 10.35% Collateralized
Convertible Notes (2)                                                      4.13

Marketing Agreement with Delta Pride (1)                                   10.1

Agreements with Delta Western ("Indi Bell") (1)                            10.2

Security Agreement, Guaranty, Note with Community Bank (1)                 10.3

Note, Deed of Trust, Security Agreement with Met Life
(Balmoral) (1)                                                             10.4

Note and Deed of Trust with Met Life (Cypress Lake) (1)                    10.5

Employment Agreement with George S. Hastings, Jr. (1)                      10.6

Employment Agreement with Patricia G. Hastings (1)                         10.7

Note and Deed of Trust with Sunburst Bank (CCA V) (2)                      10.8

Note, Deed of Trust, Loan Agreements, and Finance Charge
Agreement with Metropolitan Life (CCA VI) (2)                              10.9

Deed of Trust, Assumption Agreements, Modification and
Loan Agreements and other communications with Federal
Land Bank (CCA VII and VIII) (2)                                           10.10

Four Agreements with Delta Western ("Indi Bell") (3)                       10.11

Commitment Letter, Guaranty, Note Agreement, Security
Agreement with Community Bank dated May 14, 1998 (4)                       10.12

Promissory Note, Interest Rate Disclosure, Settlement Statements,
Deed of Trust and Security Agreement with Farm Credit Bank
of Texas dated June 9, 1998 (4)                                            10.13

Contract of Purchase and Sale (5)                                          10.1

Supplemental Agreement dated June 29, 1999 (5)                             10.2

Commitment Letter & Note Agreements with Community
Bank dated April 26, 1999 (6)                                              10.14

Commitment Letter & Note Agreements with Community
Bank dated April 20, 2000                                                  10.15

Financial Data Schedule                                                    27


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

(6) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-KSB filed September 28, 1999 (File # 000-29258).

                               AquaPro Corporation

                        Consolidated Financial Statements

                       Years ended June 30, 2000 and 1999

                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets....................................................2
Consolidated Statements of Operations..........................................4
Consolidated Statements of Changes in Stockholders' Equity.....................5
Consolidated Statements of Cash Flows..........................................6
Notes to Consolidated Financial Statements.....................................7

                         Report of Independent Auditors

The Board of Directors and Stockholders
AquaPro Corporation

We have audited the accompanying consolidated balance sheets of AquaPro Corporation and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaPro Corporation and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Ernst & Young LLP


Jackson, Mississippi
August 11, 2000

                               AquaPro Corporation

                           Consolidated Balance Sheets


                                                                   JUNE 30
                                                            2000            1999
                                                       ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                           $    46,604      $    86,264
   Trade accounts receivable                               487,987          243,136
   Other receivables                                        87,090          104,000
   Live fish inventories                                 5,939,966        6,264,923
   Prepaid expenses                                         52,443           21,038
                                                       ----------------------------
Total current assets                                     6,614,090        6,719,361

Property, buildings and equipment:
   Land                                                  2,550,314        2,005,829
   Ponds and improvements                                4,285,565        4,012,719
   Buildings                                               600,387          468,330
   Machinery and equipment                               4,246,534        3,580,312
                                                       ----------------------------
                                                        11,682,800       10,067,190
   Accumulated depreciation                              3,810,231        3,032,124
                                                       ----------------------------
                                                         7,872,569        7,035,066

Investments in cooperatives                                169,240          411,456
Other assets                                               160,961          170,205

                                                       ----------------------------
Total assets                                           $14,816,860      $14,336,088
                                                       ============================


                                                                          JUNE 30
                                                                  2000               1999
                                                             ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable:
     Bank                                                    $    752,870       $    890,052
     Others                                                       595,808            498,441
   Accounts payable                                               398,063            548,768
   Accrued expenses                                               145,449             99,002
   Current maturities of long-term debt                         1,617,848          1,523,347
                                                             -------------------------------
Total current liabilities                                       3,510,038          3,559,610


Long-term debt, less current maturities                         4,977,708          4,334,081

Stockholders' equity:
   Series A Preferred Stock, no par value - authorized
       900,000 shares, cumulative, convertible, 590,623
       issued, none outstanding                                        --                 --
   Preferred stock, par value to be determined by the
       Board of Directors - authorized 100,000 shares,
       none Issued                                                     --                 --
   Common stock, no par value - authorized 100,000,000
     shares, issued and outstanding 4,905,273 and
     4,890,381 shares at June 30, 2000 and 1999                15,383,334         15,371,912
   Unearned compensation                                           (8,320)           (32,444)
   Retained earnings (deficit)                                 (9,045,900)        (8,897,071)
                                                             --------------------------------
Total stockholders' equity                                      6,329,114          6,442,397
                                                             -------------------------------
Total liabilities and stockholders' equity                   $ 14,816,860       $ 14,336,088
                                                             ================================



See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Operations


                                                              YEAR ENDED JUNE 30
                                                           2000                1999
                                                       -------------------------------
Net sales                                               $ 6,993,856       $ 5,614,284
Cost of products sold                                     5,033,679         4,422,616
                                                        ------------------------------
Gross profit                                              1,960,177         1,191,668
Selling, general and administrative                       1,696,391         1,633,693
                                                        ------------------------------
Operating income (loss)                                     263,786          (442,025)

Other income (expense):
   Equity in losses on investments in cooperatives               --          (339,838)
   Impairment loss on investment in cooperative                  --          (628,000)
   Interest expense                                        (644,558)         (493,172)
   Patronage dividends                                      209,780           305,701
   Other, net                                                22,163            54,149
                                                        ------------------------------
                                                           (412,615)       (1,101,160)
                                                        ------------------------------
Net loss                                                $  (148,829)      $(1,543,185)
                                                        ==============================
Basic and diluted net loss per common share             $      (.03)      $      (.32)
                                                        ==============================
Weighted average basic and diluted
   common shares outstanding                              4,875,812         4,821,232
                                                        ==============================


See accompanying notes.

                               AquaPro Corporation

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                          Retained         Total
                                                   Common Stock            Unearned       Earnings     Stockholders'
                                                Shares        Amount      Compensation    (Deficit)        Equity
                                            --------------------------------------------------------------------------
Balance at July 1, 1998                       4,818,354    $15,405,803    $(101,906)    $(7,353,886)     $ 7,950,011
Net loss for the year ended June 30, 1999                                                (1,543,185)      (1,543,185)
Common stock issued to employees
   for future services                           13,000         13,781      (13,781)                              --
Cancellation of common stock
   granted to former employees                  (12,000)       (48,000)      48,000                               --
Amortization of unearned compensation                                        35,243                           35,243
Conversion of preferred stock
   warrants to common stock                      70,589                                                           --
Issuance of common stock                            438            328                                           328
                                            --------------------------------------------------------------------------
Balance at June 30, 1999                      4,890,381     15,371,912      (32,444)     (8,897,071)       6,442,397
Net loss for the year ended June 30, 2000                                                  (148,829)        (148,829)
Common stock issued to employees
   for future services                           12,500         10,563      (10,563)                              --
Cancellation of common stock
   granted to former employees                   (1,500)        (1,198)       1,198                               --
Amortization of unearned compensation                                        33,489                           33,489
Issuance of common stock                          3,892          2,057                                         2,057
                                            --------------------------------------------------------------------------
Balance at June 30, 2000                      4,905,273    $15,383,334    $  (8,320)    $(9,045,900)     $ 6,329,114
                                            ==========================================================================


See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Cash Flows


                                                                                   YEAR ENDED JUNE 30
                                                                                 2000             1999
                                                                              ----------------------------
OPERATING ACTIVITIES
Net loss                                                                      $(148,829)      $(1,543,185)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                              871,335           759,485
     Equity in losses on investments in cooperatives                                 --           339,838
     Impairment loss on investment in cooperative                                    --           628,000
     Gain on disposals of equipment                                             (10,082)          (32,598)
     Payments of loss allocations on investment in cooperative                       --          (205,558)
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable                        (244,851)          106,012
       (Increase) decrease in live fish inventories                             324,957          (103,036)
       Increase in prepaid expenses, other receivables, and other assets        (26,672)         (132,576)
       Increase in accounts payable and accrued expenses                        137,958            66,270
                                                                              ----------------------------
Net cash provided by (used in) operating activities                             903,816          (117,348)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (793,048)         (466,078)
Proceeds from disposals of equipment                                             27,509            56,250
                                                                              ----------------------------
Net cash used in investing activities                                          (765,539)         (409,828)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                        (39,815)          788,529
Principal payments on long-term borrowings                                     (664,776)         (403,960)
Proceeds from long-term borrowings                                              526,654           116,240
                                                                              ----------------------------
Net cash provided by (used in) financing activities                            (177,937)          500,809
                                                                              ----------------------------
Net decrease in cash and cash equivalents                                       (39,660)          (26,367)
Cash and cash equivalents at beginning of year                                   86,264           112,631
                                                                              ----------------------------
Cash and cash equivalents at end of year                                      $  46,604       $    86,264
                                                                              ============================

SUPPLEMENTAL CASH FLOW INFORMATION-

Interest paid                                                                 $ 621,000       $   454,000
                                                                              ============================

NON-CASH FINANCING ACTIVITIES

Common stock issued to employees for future services                          $  10,563       $    13,781
                                                                              ============================
Issuance or assumption of long-term debt:

   Live fish inventories                                                      $      --       $   628,611
                                                                              ============================
   Land and ponds and improvements                                            $ 836,250       $   714,032
                                                                              ============================
   Machinery and equipment                                                    $  40,000       $   545,950
                                                                              ============================



See accompanying notes.

                               AquaPro Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

AquaPro Corporation (the "Company") and its wholly owned subsidiaries American Fisheries Corporation ("American") and Circle Creek Aquaculture, Inc. ("Circle Creek") own and operate nine catfish farms located in the delta area of the State of Mississippi. All material intercompany transactions and balances have been eliminated in consolidation.

The Company conducts catfish farming activities on approximately 2,650 water acres within the State of Mississippi. Catfish farming is concentrated in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. Catfish are sold principally to retail grocery stores and restaurants by catfish processors. The Company's sales are to a limited number of processors and collateral is generally not required. Three processors represented 36%, 32% and 14% of the Company's net sales for the fiscal year ended June 30, 2000, and two processors represented 51% and 34% of the Company's net sales for the fiscal year ended June 30, 1999.

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

Live fish inventories are purchased as "fingerlings" (generally, 5 to 6 inches in length) and are grown to a marketable size over 9 to 18 months. Because the production cycle generally exceeds one year, management anticipates certain live fish inventories on hand at June 30, 2000 may not be sold during the year ending June 30, 2001. Live fish inventories are classified as a current asset in the accompanying balance sheets consistent with industry practice. The quantities of live fish inventories are determined based upon estimated growth from feed fed and are reduced for the actual quantities sold and observed mortality. The Company estimates fish grow-out based upon 2.5 pounds of feed fed per one pound of live fish growth. The estimated fish grow-out, which includes estimated mortality based on the Company's experience, is based upon published industry data and actual experience of the Company. In addition to the estimated mortality, reductions in inventories for observed mortality are recorded as observed. Management assesses the accuracy of the perpetual inventory records by periodic comparisons with observations of the catfish feeding in each pond and analysis of the trend of pounds of feed fed relative to the pounds of catfish reflected in the perpetual inventory records by pond. Costs associated with live fish production are accumulated during the growing period and consist principally of feed, labor and overhead required to grow the live fish to a marketable size. Each pond is closed approximately every 8 to 10 years and the perpetual inventory records are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures which could result in mortality higher than the Company's estimated mortality.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Common equivalent shares (stock options and warrants) outstanding have not been included in the computation of diluted net loss per common share due to their antidilutive effects for the periods presented.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value, and establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value though income. The effect of this statement is not expected to be material to the earnings and financial position of the Company when it becomes effective for fiscal 2001.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to fiscal 2000 presentation.

2.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 2000 and 1999, the Company incurred net losses of $148,829 and $1,543,185, respectively, and had aggregate accumulated deficits in operations at June 30, 2000 of $9,045,900. These factors create substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately attain profitability.

Subsequent to June 30, 2000, the Company reached the limit on borrowings available under the $800,000 revolving line of credit and had approximately $200,000 remaining under the revolving line of credit used solely to fund purchases of feed (see Note 4). Management attributed these additional borrowings to increased catfish production, as compared to the prior fiscal year, along with the end of the growing season approaching. Management also borrowed approximately $230,000 under a $350,000 credit facility (see Note 4) to fund other operating costs. The growing season, or months in which catfish are fed, generally is from March through October. As described in Note 4, the required principal and interest payments on borrowings under the revolving lines of credit consist of collections on accounts receivable applied equally to each line of credit.

Based upon management's projected sales volume at current sales prices for the period July 1, 2000 through June 30, 2001, management anticipates the Company's fish sales should be sufficient to repay borrowings under the revolving lines of credit prior to the maturity dates of the lines of credit on March 15, 2001 and to fund operating expenses through June 30, 2001. In addition management anticipates there will be sufficient cash flows from operations to fund principal and interest payments on other loans due through June 30, 2001 or that the Company can obtain extensions or similar credit facilities from other lenders. Based upon the anticipated repayment of the revolving lines of credit and the collateral which would be available to secure additional borrowings, management believes that the Company will be able to renew the present revolving lines of credit for the same amounts or obtain credit agreements with similar terms. The revolving lines of credit are collateralized by accounts receivable (book value of $487,987 at June 30, 2000), live fish inventories (book value of $5,939,966 at June 30, 2000), investment in certain cooperative stock (book value of $112,000 at June 30, 2000), and certain property and buildings (book value of $768,637 at June 30, 2000).

The Company has a note payable to a bank at prime plus 2 1/2% with a balance of $925,875 at June 30, 2000 that matures in September 2000. The note is collateralized by property, buildings and equipment with a book value of $1,392,030 at June 30, 2000. Management believes that the Company will be able to obtain borrowings collateralized by such property, buildings and equipment from another lender. While management believes it can extend or refinance current obligations as they become due, there are no assurances that such extensions or refinancings will occur or at terms favorable to the Company.

3.  INVESTMENTS IN COOPERATIVES

Investments in cooperatives consist of the following:

                                                    JUNE 30
                                              2000          1999
                                          ------------------------
Delta Pride Catfish, Inc.                 $      --       $242,216
Fishco, Inc.                                112,000        112,000
Indi-Bell, Inc.                              57,240         57,240
                                          ------------------------
                                          $ 169,240       $411,456
                                          ========================

The ownership of Fishco, Inc. ("Fishco") stock provides the Company the right to sell live catfish to Fishco. The previous ownership of Delta Pride Catfish, Inc. ("Delta Pride") had provided the Company the right to sell live catfish to Delta Pride. Delta Pride was the Company's most significant customer in fiscal 2000 and fiscal 1999. Substantially all of the Company's catfish feed purchases are from Indi-Bell, Inc.

Based upon Delta Pride's recurring operating losses, management determined that there was an other-than-temporary impairment of the Company's investment in Delta Pride at June 30, 1999. Accordingly, the carrying amount of the Company's investment in Delta Pride was adjusted to an estimated fair value obtained by management resulting in an impairment charge of $628,000 in fiscal 1999.

During the second quarter of fiscal 2000, the Company surrendered its shares of stock in Delta Pride as payment in kind for Delta Pride's losses allocated to the Company for the fiscal year ended June 30, 1999. The carrying amount of the Company's investment in Delta Pride was $242,216 which approximated the liability to Delta Pride for the losses allocated to the Company at the time of the exchange.

4.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable-bank consist of borrowings under a $900,000 revolving line of credit used solely to fund purchases of feed ($259,432 outstanding at June 30, 2000) and a $800,000 revolving line of credit ($493,438 outstanding at June 30,
2000). Interest accrues at the prime rate plus 1.65% and each line of credit expires March 15, 2001. Interest and principal is paid with collections of accounts receivable applied equally to each line of credit.

Included in notes payable-others is a $400,000 note payable to an individual ($200,000 at June 30, 1999). The note bears interest at 12% and is due in April 2001. Also included in notes payable-others are borrowings of $110,000 from an officer and director of the Company with interest at 12% and no stated maturity and borrowings under a $350,000 credit facility from a financial institution (none outstanding at June 30, 2000 and $226,000 outstanding at June 30, 1999). Borrowings under the credit facility are unsecured, have fees of 2 1/2% and bear interest at 12%. Borrowings are due six months from the date of the advance. The weighted average interest rate on short-term borrowings outstanding as of June 30, 2000 was 11.5%.

Long-term debt consists of the following:

                                                                                      JUNE 30
                                                                                2000            1999
                                                                            ---------------------------
Note payable to a bank with annual principal and interest
payments of approximately $142,000 through 2018; interest
accrues at a variable rate (9.45% at June 30, 2000)                          $1,356,045      $1,389,702

Note payable to a bank with monthly principal and interest
payments of $11,754 and a final payment of approximately
$915,000 due September 2000 with interest at prime plus
2 1/2% (12% at June 30, 2000)                                                   925,875         997,140

Convertible notes payable with interest due quarterly at
10.35% and principal due December 2000                                          100,000         163,500

Convertible notes payable with interest due quarterly at
10.35% and principal due December 2002                                          363,593         363,593

Note payable to a bank with annual principal payments of
$43,610 through 2003; interest accrues at prime rate plus
one percent (10.5% at June 30, 2000) and is payable semi-annually               130,633         174,439

Convertible notes payable with interest due quarterly at
7.15% and principal due December 2003                                            25,212          25,212

Notes payable to various finance companies with annual
payments aggregating approximately $108,000 including
interest at rates ranging from 7.9% to 11.3%, maturing at
various dates through March 2005                                                226,682         223,845

Capital lease obligations with quarterly payments
aggregating $16,281 including interest at effective rates
of 8.5% to 12.5% through June 2004                                              117,517         109,471

Note payable to an officer and director of the Company
with monthly payments of $3,810 including interest at
8.75%, maturing April 2003                                                      114,354         148,407

Note payable to a former officer and director of the
Company with monthly payments of $4,000 including interest
at 8.75%, maturing January 2003                                                 112,808         149,172

Notes payable to various banks and finance companies
with monthly payments aggregating $12,353 including interest at rates ranging from 5% to 14.5%, maturing at various dates
through July 2004                                                               227,596         224,354

Note payable to an individual with annual payments of $200,000 including interest at 6% in the first year and at a prime less
1.75% thereafter (7.75% at June 30, 2000), maturing April 2014                1,801,908       1,888,593

Note payable to bank with annual principal and interest payments of
$84,845 through 2020 with interest at 8.5%                                      800,000              --

Notes payable to individuals with monthly payments aggregating
$3,449 including interest at 8%, maturing May 2002                               73,310              --

Notes payable to various finance companies with quarterly
payments aggregating $14,134 including interest at rates ranging
from 7.6% to 8.19%, maturing at various dates through June 2005                 220,023              --
                                                                            ----------------------------
                                                                              6,595,556       5,857,428

Less current maturities                                                       1,617,848       1,523,347
                                                                            ----------------------------
                                                                             $4,977,708      $4,334,081
                                                                            ============================

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

The aggregate annual maturities of long-term debt at June 30, 2000 are as follows:


          2001                       $ 1,617,848
          2002                           918,161
          2003                           427,139
          2004                           285,466
          2005                           221,095
          Thereafter                   3,125,847
                                     -----------
                                     $ 6,595,556
                                     ===========

5.  COMMON STOCK

In connection with the exercise of stock purchase rights in fiscal 1996, the Company granted broker-dealers options to purchase 39,117 shares of the Company's common stock at $9.38 per share. The options are exercisable at any time through June 2001. During fiscal 1999, 235,507 stock purchase warrants pertaining to preferred stock issued in fiscal 1997 and fiscal 1996 were converted into 70,589 shares of the Company's common stock pursuant to the terms of the warrants. No other stock purchase rights or warrants are outstanding at June 30, 2000.

During the fiscal years ended June 30, 2000 and 1999, the Company granted to key employees 12,500 shares of common stock at $.845 per share, and 13,000 shares of common stock at $.995 per share, respectively. The shares generally vest after a two-year period. Unearned compensation expense is amortized to selling, general and administrative expenses in the accompanying consolidated statements of operations over the vesting period. Common shares totaling 1,500 and 12,000 previously granted were canceled during the fiscal years ended June 30, 2000 and 1999, respectively.

6.  EMPLOYEE STOCK OPTIONS

The Company granted directors and certain key employees options to purchase shares of common stock during the fiscal years ended June 30, 2000 and 1999 as follows:


                                                   Weighted Average
                                     Shares         Exercise Price
                                   ------------------------------------
Outstanding at June 30, 1998           424,000            $4.32
Granted                                341,000              .94
                                   ---------------
Outstanding at June 30, 1999           765,000             1.87
Granted                                432,000              .84
                                   ---------------
Outstanding at June 30, 2000         1,197,000             1.50
                                   ===============


Following is a summary of the status of options outstanding at June 30, 2000:


                                       Weighted Average
     Exercise         Number of           Remaining            Weighted Average
   Price Range         Shares          Contractual Life         Exercise Price
--------------------------------------------------------------------------------
 $.56 - $1.25         432,000              6 years                   $.84
  .69 -  1.88         341,000              5 years                    .94
 2.84 -  3.25         250,000              5 years                   3.05
 2.00                 174,000              3 years                   2.00


The options were granted for a seven-year period and are exercisable at anytime prior to their expiration at various dates from March 31, 2002 to March 31, 2007. The weighted average remaining life of the options is 5.2 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 1.852 and 2.377 for the fiscal years ended June 30, 2000 and 1999, respectively; weighted-average expected life of options of three years; risk-free interest rate of 6%; and no dividend yield.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted for the fiscal years ended June 30, 2000 and 1999 is amortized to expense over the vesting period. The Company's pro forma net losses were $472,829 and $1,853,495 for the fiscal years ended June 30, 2000 and 1999, respectively, and the Company's pro forma basic and diluted loss per common share was $.10 and $.38, respectively, for those same periods. The weighted average fair value of options granted during the fiscal years ended June 30, 2000 and 1999 was $.75 and $0.91, respectively.

7.  INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $11,600,000 at June 30, 2000, which expire at various dates through 2020.

Components of the Company's deferred tax assets were as follows:


                                                               JUNE 30
                                                       2000              1999
                                                    -----------------------------
Deferred tax assets (liabilities) - noncurrent:
   Net operating loss carryforward                  $ 4,264,000      $ 3,362,000
   Goodwill for income tax purposes                     343,000          375,000
   Inventories                                               --          520,000
   Property, buildings and equipment                   (187,000)         (94,000)
   Other                                                 30,000          187,000
                                                    -----------------------------
                                                      4,450,000        4,350,000
Valuation allowance for deferred tax assets          (4,450,000)      (4,350,000)
                                                    -----------------------------
Net deferred tax assets                             $        --      $        --
                                                    =============================


8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values at June 30, 2000 and 1999. The carrying amount for investments in cooperatives approximates their fair value at June 30, 2000 and 1999 based upon appraisals or estimates of recent sales of stock of the cooperatives obtained by management.

Notes payable to banks were at variable rates which approximated fair value at June 30, 2000 and 1999. The fair value of notes payable-others and long-term debt, which was estimated using discounted cash flow analysis based upon the Company's incremental borrowing rates for similar borrowings arrangements, approximated their carrying amounts at June 30, 2000 and 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunflower, Mississippi on September 28, 2000.



                                     AQUAPRO CORPORATION


Dated: September 28, 2000             By: /s/ George S. Hastings, Jr.
                                          -----------------------------------
                                          George S. Hastings, Jr.
                                          Chief Executive Officer, President
                                          and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the date indicated.


By: /s/ George S. Hastings, Jr.                           September 28, 2000
    -----------------------------------
George S. Hastings, Jr., Chief Executive Officer, President
and Chairman of the Board


By: /s/ Charles Porter                                    September 28, 2000
    -----------------------------------
Charles Porter, Director


By: /s/ Joseph F. Duncan, Sr.                             September 28, 2000
    -----------------------------------
Joseph F. Duncan, Sr., Director


By: /s/ Charles D. Moore                                  September 28, 2000
    -----------------------------------
Charles D. Moore, Director