Form 10-Q
period 2000-09-30
AQUAPRO CORP
filed 2000-11-13
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [  x  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

Yes [  X  ]       No [     ]

As of October 14, 2000, Registrant had outstanding 4,911,273 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check
one):    Yes [    ]    No [ X ]

                                      INDEX


PART 1.      FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS                           Page No.

             Condensed Consolidated Balance Sheets at
             September 30, 2000 (unaudited) and
             June 30, 2000                                     3

             Condensed Consolidated Statements of
             Operations for the Three Months ended
             September 30, 2000 and 1999 (unaudited)           5

             Condensed Consolidated Statements of
             Cash Flows for the Three Months ended
             September 30, 2000 and 1999 (unaudited)           6

             Notes to Unaudited Condensed Consolidated
             Financial Statements                              7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                11

    Item 2.  Changes in Securities                            11

    Item 3.  Defaults Upon Senior Securities                  11

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                          11

    Item 5.  Other Information                                11

    Item 6.  Exhibits and Reports on Form 8-K                 11

                      PART 1. FINANCIAL INFORMATION


Item 1.                   Financial Statements


                           AquaPro Corporation

                  Condensed Consolidated Balance Sheets


                                           September 30,      June 30,
                                               2000             2000

                                           (Unaudited)        (Note 1)
Assets

Current assets:

 Cash and cash equivalents                  $    41,454      $    46,604

 Trade accounts receivable                      393,303          487,987

 Other receivables                               31,821           87,090

 Live Fish Inventories                        7,438,376        5,939,966

 Prepaid expenses                                38,103           52,443
                                            -----------      -----------

Total current assets                          7,943,057        6,614,090


Property, buildings and equipment, net        7,688,030        7,872,569

Investments in cooperatives                     169,240          169,240

Other assets                                    190,950          160,961
                                            -----------      -----------


Total assets                                $15,991,277      $14,816,860
                                            ===========      ===========




See accompanying notes to unaudited condensed consolidated financial statements.

                                             September 30,       June 30,
                                                 2000              2000
                                             (Unaudited)         (Note 1)
Liabilities and stockholders' equity

Current liabilities:

   Notes payable                             $  2,468,021       $  1,348,678

   Accounts payable                               595,998            389,063

   Accrued expenses                               261,920            145,449

   Current maturities of long-term debt         1,519,821          1,617,848
                                             ------------       ------------

Total current liabilities                       4,845,760          3,510,038


Long-term debt, less current maturities         5,079,631          4,977,708
                                             ------------       ------------

Total liabilities                               9,925,391          8,487,746
                                             ------------       ------------

Stockholders' equity:
   Common stock, no par value -
   authorized 100,000,000 shares,
   issued and outstanding 4,911,273 at
   September 30, 2000 and 4,905,273
   shares at June 30, 2000                     15,386,194         15,383,334

   Unearned compensation                           (8,648)            (8,320)

   Retained earnings (deficit)                 (9,311,660)        (9,045,900)
                                             ------------       ------------

Total stockholders' equity                      6,065,886          6,329,114
                                             ------------       ------------

Total liabilities and stockholders'
equity                                       $ 15,991,277       $ 14,816,860
                                             ============       ============



See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation

                 Condensed Consolidated Statement of Operations

                                   (Unaudited)

                                                  Three Months ended
                                                     September 30

                                                2000             1999
                                            -----------       ------------
Net sales                                   $ 1,350,240       $ 2,015,901

Cost of products sold                         1,082,446         1,477,180
                                            -----------       -----------

Gross profit                                    267,794           538,721


Selling, general and administrative             387,680           361,625
                                            -----------       -----------

Operating income (loss)                        (119,886)          177,096


Other income (expense):

   Interest expense                            (205,817)         (165,659)

   Other, net                                    59,943            58,909
                                            -----------       -----------
                                               (145,874)         (106,750)
                                            -----------       -----------

Net income (loss)                           $  (265,760)      $    70,346
                                            ===========       ===========

Basic net earnings (loss) per share         $     (0.05)      $      0.01

Diluted net earnings (loss) per share       $     (0.05)      $      0.01

Basic weighted average common shares
outstanding                                   4,911,273         4,892,631

Diluted weighted average common shares
outstanding                                   4,911,273         4,955,535





See accompanying notes to unaudited condensed consolidated financial statements.

                             AquaPro Corporation

                 Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                     Three Months ended
                                                        September 30

                                                    2000            1999

Net cash used in operating activities           $(1,054,145)      $(211,898)



Cash flows from investing activities:

Purchases of property and equipment                 (34,244)       (287,979)



Investment in Joint Venture                         (40,000)           --
                                                -----------       ---------
Net cash used in investing activities               (74,244)       (287,979)



Cash flows from financing activities:

Net increase in notes payable                     1,119,343         249,843

Proceeds from long-term borrowings                  171,973         281,689

Principal payments on long-term borrowings         (168,077)       (117,919)

                                                -----------       ---------

Net cash provided by financing activities         1,123,239         413,613
                                                -----------       ---------

Net decrease in cash and cash equivalents            (5,150)        (86,264)

Cash and cash equivalents at beginning of
period                                               46,604          86,264
                                                -----------       ---------


Cash and cash equivalents at end of
period                                          $    41,454       $       0
                                                ===========       =========





See accompanying notes to unaudited condensed consolidated financial statements

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000

1.  Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three- month period ended September 30, 2000 is not necessarily indicative of the results that may be expected for year ended June 30, 2001.

The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE. Net sales during the three-month period ended September 30, 2000 totaled $1,350,241 compared to $2,015,901 for the same period in 1999. This represents a decrease of $665,660 or 33.0%. Volume decreased 834,462 pounds to 1,900,743 pounds of fish sold compared to 2,735,205 pounds sold during the three-month period ended September 30, 1999. Accordingly, volume represented a 30.5% decrease during the three months ended September 30, 2000 compared to the same period in 1999. The average price per pound sold declined from 73.7 cents per pound in the three months ended September 30, 1999 to 71.0 cents per pound in the same period in 2000. The decrease in pounds of catfish sold resulted primarily from an increase in the occurrence of "off - flavor" problems during the three - month period ended September 30, 2000. Certain types of algae release a chemical in the which is absorbed by fish and causes a musty tasted termed "off flavor". Off - flavor is not a permanent condition, but can adversely effect sales in a given period. The Company has taken and continues to take steps to address this problem. If the off - flavor problem continues, there could an adverse affect on the results of operations in future periods.*

COST OF PRODUCTS SOLD AND MARGIN. Cost of products sold was $1,082,446, a decrease of $394,734 or 26.7% compared to the same three-month period of 1999, while net sales decreased 33.0%. On a per pound basis, the costs of products sold increased from 54.0 cents in the three- month period ended September 30, 1999 to 56.9 cents in the same period in 2000. Margin from fish sales was 19.8% during the three-month period ended September 30, 2000 as compared to 26.7% in the same period in 1999. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the nine to eighteen month grow out period required for fish to reach a marketable size. The increase in cost of sales per pound was due partly to initial stocking cost associated with the initiation of operation at the new Indian Lakes farm purchased in May of 2000. Also, feed costs are some what higher this year compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended September 30, 2000 were $387,680 or $26,056 higher than in the three-month period ended September 30, 1999. The selling, general and administrative expenses represented an increase in relation to sales volume, from 13.2 cents per pound sold in the three - month period ending September 30, 1999 to 20.4 cents per pound in the same period in 2000.

*Due to the significant decline in volume from the same period last year, the cost per pound ratio is much higher than it would be if projected sales levels were achieved.

Also, the Company is selling fish to certain processors to which the Company does not own stock. Those processors charge non - members processing fees, and those additional costs are reflected in selling expense.

INTEREST EXPENSE. Interest expense increased $40,158 or 24.2% to $205,817 in the three-month period ended September 30, 2000 compared to the same period in 1999. The Company increased its long-term debt with its purchase of land, ponds and improvements, and machinery and equipment in May 2000, which in turn increased the Company's interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a current ratio of 1.7 to one, compared to 1.9 to one at June 30, 2000. Current assets exceeded current liabilities by $3,097,297 as of September 30, 2000 compared to $3,104,052 as of June 30, 2000.

Live fish inventories increased from approximately 10.2 million pounds on June 30, 2000 to approximately 13.8 million pounds on September 30, 2000, while the cost basis of this inventory increased by approximately $1,498,000. During the summer months and through the end of October, fish consume the greatest amount of feed during the year.

For the three-month period ended September 30, 2000, the Company had a net operating cash outflow of $1,054,145 compared to an outflow of $211,898 for the same period in the previous year.

During the three-month period ended September 30, 2000, the Company purchased $34,244 in property and equipment, most of which was financed by long-term debt.

Through the end of September 2000, the Company continued to feed the fish at normal levels through its peak feeding season, and as a result experienced a cash flow shortage. The Company is current on all of its notes payable and long-term debt, payroll, and payroll tax obligations. However, unsecured vendor accounts payable of approximately $200,000 relating to purchases through September 2000 are past due. The Company's feed and production lines of credit with a bank require that fifty percent of all collections of accounts receivable be applied to the outstanding balance of each until paid. The Company reached the credit limit on its $800,000 production line of credit and has available approximately $50,000 on its feed line of credit as of September 30, 2000. The Company anticipates it will take approximately two months to become current with its unsecured vendor accounts payable.

The Company has a $250,000 unsecured credit facility from a creditor that makes short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays borrowings and loan fees of 2 1/2% to the creditor over six months. Borrowings bear interest at 12% per annum. During August 2000, the Company utilized the facility from this creditor for operating expenses in addition to those funded by the Company's bank lines of credit. As of September 30, 2000, the Company's outstanding balance with the short-term creditor was $230,000.

When the feeding season ends, normally in October, the requirements for cash decrease during the winter months. Sales of catfish are traditionally the highest during the late fall and winter and the Company's bank lines of credit are paid off. The Company will then have all of its cash flow available.


         OUTLOOK*


Volume. Record high temperatures kept pond water temperatures at or above 100 degrees for much of the summer. Primarily because of this, the Company and other producers experienced an off flavor condition in market size fish, delaying and reducing sales. Off flavor fish are not sick, instead, they have a musty or algae like taste that is unacceptable for processors or consumers. This condition disappears once the weather cools down in the fall and winter and these effected fish can then be sold.

For the quarter ended September 30, 2000, the Company sales' volume was only 81.4% of fiscal 2000's average quarterly sales and only 69.4% of fiscal 2000's first quarter record sales. First quarter sales were over 300,000 pounds a month less than the Company's potential monthly average for fiscal 2001.

For the fiscal year ended June 30, 2000 the Company farmed 2,125 Water acres which sold a total of 9,332,125 pounds of fish, or an average of 4,391 pounds per acre. For fiscal 2001, the Company now farms 2,650 water acres. If the Company can average 4,358 pounds per water acre, it could potentially sell 11,550,000 pounds of fish this fiscal year. That would leave, in marketable inventory by fiscal year end, as many pounds left to sell in the next nine months as were sold in the entire year of fiscal 2000. On the other hand, the hot summer reduced feeding levels below normal, which has slowed fish growth during the Company's quarter September 30, 2000. Early warm spring weather could make up those lower feeding levels while a late spring could delay feeding, growth, and increased sales volume until the summer. The new 525-water acre farm purchased in spring of 2000 is expected to begin selling fish during this period.

Revenues. Revenues follow sales volume and as a result were less than expected for the quarter ended September 30, 2000. The average price received during this quarter was $.71/lb. or $.027/lb. less than the first quarter of last year. This resulted in approximately $51,000 in reduced revenue for the pounds actually sold. The current price for fish is $.68 to $.70/lb. Even though there is an expected shortfall in the supply of fish for the spring, most farmers, including the Company, are in the "payback" period of their seasonal credit lines and must sell fish to reduce debt. The Company will continue to sell fish to meet its credit line obligations unless it is successful in obtaining longer term financing to replace the seasonal credit lines. If successful in obtaining long term financing, the Company could defer some sales into the spring when the price of fish is historically higher.

Costs of goods sold. For the quarter ended September 30, 2000, the cost of fish sold was $.569/lb. or $.029/lb. more than the average cost for the same quarter of last fiscal year. Costs were approximately $55,000 higher on the pounds actually sold. Higher feed prices and energy costs combined with somewhat reduced feeding to resulted in higher costs in inventory. Between October and the time that feeding starts in earnest next spring, management expects the average cost per pound in inventory to increase one cent per month, as it has done historically.

Other factors. For the quarter ended September 30, 2000, sales, general, and administrative costs were 7% higher than the same period last fiscal year. The Company has increased the number of its water acres by approximately 50% over the last two years with only a small increase in general and administrative expenses.

Interest expenses are approximately $40,000 higher for the quarter ended September 30, 2000 because of the costs of acquiring and operating new farms. Significant sales have not yet begun from the newest farm and the Company is carrying the costs of establishing a marketable inventory in those ponds without the benefit of sales from that farm to help cover expenses.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            During the quarter ending September 30, 2000 the company issued 6,000 shares of restricted Common stock to senior management. The stock has a two year vesting period.

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

                                           AquaPro Corporation
                                          (Registrant)

Dated:          November 10, 2000          By: /s/ George S. Hastings, Jr.
                                           Chief Executive Officer,
                                           President and
                                           Chairman of the Board