Form 10QSB
period 2000-12-31
AQUAPRO CORP
filed 2001-02-14
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 2000

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

Yes [X]   No [ ]

As of December 31, 2000, Registrant had outstanding 4,915,273 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check
one):  Yes [ ]   No [X]

                                      INDEX


PART 1.           FINANCIAL INFORMATION


         Item 1.  FINANCIAL STATEMENTS                                Page No.

                  Condensed Consolidated Balance Sheets at
                  December 31, 2000 (unaudited) and
                  June 30, 2000                                          3

                  Condensed Consolidated Statements of
                  Operations for the three and six months ended
                  December 31, 2000 and 1999 (unaudited)                 5

                  Condensed Consolidated Statements of
                  Cash Flows for the six months ended
                  December 31, 2000 and 1999 (unaudited)                 6

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                   7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                     13

         Item 2.  Changes in Securities                                 13

         Item 3.  Defaults Upon Senior Securities                       13

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                               13

         Item 5.  Other Information                                     13

         Item 6.  Exhibits and Reports on Form 8-K                      13

                          PART 1. FINANCIAL INFORMATION


Item 1.                       Financial Statements


                               AquaPro Corporation

                      Condensed Consolidated Balance Sheets


                                            December 31,       June 30,
                                               2000              2000

                                            (Unaudited)        (Note 1)
                                            ------------     -----------
Assets
Current assets:
 Cash and cash equivalents                  $    99,821      $    46,604
 Trade accounts receivable                      584,894          487,987
 Other receivables                               15,000           87,090
 Live fish inventories                        6,289,898        5,939,966
 Prepaid expenses                                65,649           52,443
                                            -----------      -----------
Total current assets                          7,055,262        6,614,090
Property, buildings and equipment, net        7,475,671        7,872,569
Investments in cooperatives                     169,240          169,240
Other assets                                    185,094          160,961

                                            -----------      -----------
Total assets                                 14,885,267      $14,816,860
                                            ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                December 31,         June 30,
                                                    2000               2000
                                                 (Unaudited)         (Note 1)
Liabilities and stockholders' equity

Current liabilities:
   Notes payable                                $  1,550,560       $  1,348,678
   Accounts payable                                  884,352            398,063
   Accrued expenses                                  238,573            145,449
   Current maturities of long-term debt              682,390          1,617,848
                                                ------------       ------------

Total current liabilities                          3,355,875          3,510,038


Long-term debt, less current maturities            5,739,631          4,977,708
                                                ------------       ------------

Total liabilities                                  9,095,506          8,487,746
                                                ------------       ------------

Stockholders' equity:
   Common stock, no par value -
   authorized 100,000,000 shares,
   4,915,273 issued and outstanding shares
   at December 31, 2000 and 4,905,273
   shares at June 30, 2000                        15,388,444         15,383,334
   Unearned compensation                              (8,422)            (8,320)
   Retained earnings (deficit)                    (9,590,261)        (9,045,900)
                                                ------------       ------------

Total stockholders' equity                         5,789,761          6,329,114
                                                ------------       ------------

Total liabilities and stockholders'
equity                                          $ 14,885,267       $ 14,816,860
                                                ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)



                                                  Three Months ended
                                                     December 31

                                                2000              1999
                                            -----------       -----------
Net sales                                   $ 2,209,523       $ 1,838,118
Cost of products sold                         1,952,947         1,375,416
                                            -----------       -----------
Gross profit                                    256,576           462,702

Selling, general and administrative             444,630           441,470
                                            -----------       -----------
Operating income (loss)                        (188,054)           21,232

Other income (expense):
   Interest expense                             195,908           169,421
   Other, net                                  (105,361)          (70,842)
                                            -----------       -----------
                                                 90,547            98,579

                                            -----------       -----------

Net loss                                    $  (278,601)      $   (77,348)
                                            ===========       ===========

Basic net loss per share                    $     (0.06)      $     (0.02)

Diluted net loss per share                  $     (0.06)      $     (0.02)

Basic weighted average common shares
outstanding                                   4,915,273         4,892,381

Diluted weighted average common shares
outstanding                                   4,915,273         4,892,381

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)



                                                          Six Months ended
                                                             December 31

                                                        2000              1999
Net sales                                           $ 3,559,764       $ 3,853,819
Cost of products sold                                 3,035,393         2,852,596
                                                    -----------       -----------
Gross profit                                        $   524,371       $ 1,001,223

Selling, general and administrative                     832,311           803,095
                                                    -----------       -----------
Operating income (loss)                                (307,940)          198,128

Other (income) expense

Equity in losses on investment in cooperatives                            (11,814)
Interest expense                                        401,726           335,080
Other, net                                             (165,305)         (118,136)
                                                    -----------       -----------
                                                        236,421           205,130
                                                    -----------       -----------
Net loss                                               (544,361)      $    (7,002)
                                                    ===========       ===========
Basic and diluted net loss per share                $     (0.11)      $     (0.00)
                                                    ===========       ===========
Basic and diluted weighted average
common shares outstanding                             4,912,130         4,892,881
                                                    ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements


                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 Six Months ended
                                                   December 31

                                                 2000          1999

Net cash provided by (used in) operating
activities                                    $105,163      $482,138

Cash flows from investing activities:

Purchases of property and equipment               (40,293)       (338,857)

Investment in joint venture                       (40,000)             --
                                                ---------       ---------
Net cash used in investing activities             (80,293)       (338,857)

Cash flows from financing activities:

Net increase (decrease) in notes payable          201,882        (309,104)

Proceeds from long-term borrowings                313,647

Principal payments on long-term borrowings       (173,535)       (247,809)
                                                ---------       ---------

Net cash provided by (used in) financing
activities                                         28,347        (240,359)
                                                ---------       ---------
Net increase (decrease) in cash and cash
equivalents                                        53,217         (85,264)

Cash and cash equivalents at beginning of
period                                             46,604          86,264
                                                ---------       ---------
Cash and cash equivalents at end of
period                                          $  99,821       $   1,000
                                                =========       =========

See accompanying notes to unaudited condensed consolidated financial statements


                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2000


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month and six-month periods ended December 31, 2000 is not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

2.       Long-term debt

         In January 2001, the Company refinanced a $910,000 mortgage with two lenders over five years. The loans require monthly payments of $11,754 and $6,543 and are at fixed interest rates of 13% and 14%. One of the loans will have a $315,000 balloon payment due at maturity. The classification of the debt in the accompanying condensed consolidated balance sheet reflects the terms of the refinanced loans.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2000
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUE. Net sales during the three-month period ended December 31, 2000 totaled $2,209,523 compared to $1,838,118 for the same period in 1999. This represents an increase of $371,405 or 20.2%. Volume increased 781,170 pounds to 3,331,025 pounds of fish sold compared to 2,549,855 pounds sold during the three-month period ended December 31, 1999. Accordingly, volume represented a 30.6% increase during the three months ended December 31, 2000 compared to the same period in 1999. The average price per pound sold declined from 72.1 cents per pound in the three months ended December 31, 1999 to 66.3 cents per pound in the same period in 2000. The decrease in selling price per pound of catfish sold resulted primarily from adequate supplies of fish available to meet the processors' demand during this period. The selling price of fish is seasonal. Typically in the spring supplies of fish decrease about the time the feeding season begins and the price of fish increases.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $1,952,947, an increase of $577,531 or 42.0% compared to the same three-month period of 1999, while net sales decreased 20.2%. On a per pound basis, the costs of products sold increased from 53.9 cents in the three-month period ended December 31, 1999 to 58.6 cents in the same period in 2000. Gross profit from fish sales was 11.6% during the three-month period ended December 31, 2000 as compared to 25.2% in the same period in 1999. Cost of product sold is largely dependent on the Company's cost structure in the previous year due to the nine to eighteen month grow out period required for fish to reach a marketable size.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended December 31, 2000 were $444,630 or $3,160 higher than in the three-month period ended December 31, 1999. The selling, general and administrative expenses decreased in relation to sales volume, from 17.3 cents per pound sold in the three-month period ending December 31, 1999 to 13.3 cents per pound in the same period in 2000.

INTEREST EXPENSE. Interest expense increased $26,487 or 15.6% to $195,908 in the three-month period ended December 31, 2000 compared to the same period in 1999. The Company's long-term debt outstanding was higher in 2000 from financing the purchase of certain land, ponds and improvements, and machinery and equipment in May 2000.

RESULTS OF OPERATIONS SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

NET SALES. Net sales during the six-month period ended December 31, 2000, totaled $3,559,764 compared to $3,853,819 for the same period in 1999. This represents a decrease of $294,055 or 7.6%. Volume decreased 53,292 pounds to 5,231,768 pounds of fish sold compared to 5,285,060 pounds sold during the six-month period ended December 31, 2000 and 1999 respectively. Accordingly, volume represented a 1.0% decrease during the six months ended December 31, 2000 compared to the same period in 1999. The decrease in volume for the six-month period is primarily a result of reduced sales volume in the first quarter of fiscal 2001 attributable to the extreme hot weather and algae problems that affected the Company's ability to sell fish during that period. This decrease in sales was exacerbated by a decrease of approximately 4.9 cents per pound in the average selling price of fish. Had the selling price been the same as the same period last year, the Company would have received $256,356 more in revenues on the pounds it sold during the first six months of it fiscal year.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $3,035,394, an increase of $182,798 or 6.4% compared to the same six-month period of 1999 while net sales decreased 7.6%. On a per pound basis, the costs of products sold reflected an increase from 54.0 cents in the six-month period ended December 31, 1999 to 58.0 cents in 2000. Gross profit on fish sales was 14.7% during the six-month period ended December 31, 2000 as compared to 26.0% in the same period for 1999. This deterioration in gross profit is due principally to higher feed costs and much higher fuel costs, and the decrease in the average selling price per pound.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the six-month period ended December 31, 2000 were $832,311 or $29,216 higher than in the six-month period ended December 31, 1999. Selling, general and administrative expenses also increased in relation to sales volume from 20.8% of sales for the six months ending December 31, 1999 to 23.4% of sales in 2000, due primarily to a decrease in sales volume.

INTEREST EXPENSE. Interest expense increased 66,646 or 20% to 401,726 in the six-month period ended December 31, 2000 compared to the same period in 1999, due principally to an increase in average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had a current ratio of 2.1 to one, compared to 1.9 to one at June 30, 2000. Current assets exceeded current liabilities by $3,699,387 as of December 31, 2000 compared to $3,104,052 as of June 30, 2000.

Live fish inventories increased from approximately 10.2 million pounds at June 30, 2000 to approximately 11.0 million pounds at December 31, 2000, while the carrying amount inventory increased by $349,932. From early summer through October, fish consume the greatest amount of feed.

For the six-month period ended December 31, 2000, the Company net cash from operating activities of $105,163 compared to $482,138 for the same period in the previous year.

During the six-month period ended December 31, 2000, the Company purchased $40,293 in property and equipment, most of which was financed by notes.

The Company is current on all of its notes payable and long-term debt, payroll, and payroll tax obligations. However, unsecured vendor accounts payable of approximately $400,000 relating to purchases through November 2000 are past due as of December 31, 2000. The Company's feed and production lines of credit with a bank require that fifty percent of all collections of accounts receivable be applied to the outstanding balance of each until paid.

The balance on the feed line was $157,700 at December 31, 2000, and $517,000 on the production line. The feed line was paid during the second week of January, 2001, and those funds are available for the Company's use.

The Company has a $250,000 unsecured credit facility from a creditor that makes short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays borrowings and loan fees of 2 1/2% to the creditor over six months. Borrowings bear interest at 12% per annum. During August 2000, the Company utilized the facility from this creditor for operating expenses in addition to those funded by the Company's bank lines of credit. As of December 31, 2000, the Company's outstanding balance with the short-term creditor was $151,800.

HIDDEN LAKES BALLOON MORTGAGE REFINANCED

         In January 2001, the Company repaid the outstanding balance of approximately $910,000 on the loan secured by the Company's Hidden Lakes farm. The repayment was financed by the proceeds from two new loans; a $630,000 loan from Secured Loans, Inc., a private lender, secured by a trust lien on the Hidden Lakes real property, and a $280,000 loan from Union Planters Bank secured by a first lien on the Hidden Lakes equipment and a second lien on that farm's real property. The $630,000 loan is payable $11,750 per month for sixty months, at which time the balance of approximately $315,000 is due and payable. The $280,000 loan is payable in sixty equal monthly payments of $6,542.

SUBSEQUENT EVENTS

In mid-January 2001, the Company paid the feed portion of its seasonal credit line with Community Bank. This was two months prior to the maturity date and allowed the Company to borrow from the bank $250,000 in order to pay a portion of its past due accounts payable. Repayment of this loan requires six weekly payments of $41,600 in addition to the payment of the remaining $316,214 of the seasonal credit line, which must be repaid in full by March 15, 2001. Substantially all of the Company's sales revenues are pledged to the payment of these loans,thus until these loans are paid in full, the Company will not have cash available to pay its existing accounts payable which are expected to be as much as $600,000. Moreover, the existing seasonal credit line must be paid off before the bank will extend a new seasonal credit line to the Company in April. The new seasonal credit line is necessary to finance the Company's operations during the 2001-2002 growing season.

During calendar 2000, the Company expended approximately $1.0 million in the acquisition, stocking of fish, feeding and operating costs for its new Indian Lakes farm. The Company acquired this 525 water acre farm in April 2000 and financed these amounts from cashflow and borrowings. The Company expects sales of fish from the Indian Lakes farm to commence in June 2001. The Company had planned to finance these costs with the proceeds from an USDA business and industrial loan in the Fall of 2000. The Company received tentative approval, however, final approval was not obtained. The Company is still pursuing this loan application, but there is no assurance that the Company will be successful. Unless other financing is obtained, the Company will likely not be able to pay its remaining accounts payable until after the 2001-2002 growing season starts in April. The Company is exploring other institutional and private financing

OTHER EVENTS

NEW HEAD OF FARM PRODUCTION

Commencing January 1, 2000, the Company named Joseph Evans its provisional head of farm production. Mr. Evans ,57,has twenty-one years of experience in the catfish industry. He managed his own farm from 1980 to 1990. He managed over 900 water acres for Bearden Farms, one of the largest catfish operations in the United States at the time. From 1994 to 1996, he managed over 750 water acres for Tackett fish farms, the largest catfish farming operation in the United States. From 1996 into 1998, he managed over 1,500 water acres at Straight Creek farms when AquaPro hired him. At AquaPro, he managed approximately half of its water acres until this recent promotion. Mr. Evans replaces Randall Willoughby as head of production. Effective December 26, 2000, the Company had terminated Mr. Willoughby as an officer and employee, for various reasons including unsatisfactory performance.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

During the quarter ending December 31, 2000 the company issued 4,000 shares of restricted Common stock to senior management. The stock has a two-year vesting period.

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

                                             AquaPro Corporation
                                             (Registrant)

Dated:            February 10, 2001          By: /s/ George S. Hastings, Jr.
                                             Chief Executive Officer,
                                             President and
                                             Chairman of the Board