Form 10QSB
period 2001-03-31
AQUAPRO CORP
filed 2001-05-14
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

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

Yes [X]  No [ ]

As of March 31, 2001, Registrant had outstanding 4,919,273 shares of common stock, it's only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  INDEX

PART 1.              FINANCIAL INFORMATION

          Item 1.    FINANCIAL STATEMENTS                                                            Page No.

                     Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited)
                     and June 30, 2000                                                                      3

                     Condensed Consolidated Statements of Operations for the Three and
                     Nine Months ended March 31, 2001 and 2000 (unaudited)                                  5

                     Condensed Consolidated Statements of Cash Flows for the Nine Months
                     ended March 31, 2001 and 2000                                                          7
                     (unaudited)

                     Notes to Condensed Consolidated Financial Statements (Unaudited)                       8

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                              8

PART II              OTHER INFORMATION

          Item 1.    Legal Proceedings                                                                     12

          Item 2.    Changes in Securities                                                                 12

          Item 3.    Defaults Upon Senior Securities                                                       12

          Item 4.    Submission of Matters to a Vote of Security Holders                                   12

          Item 5.    Other Information                                                                     12

          Item 6.    Exhibits and Reports on Form 8-K                                                      12

                          PART 1. FINANCIAL INFORMATION

Item 1.                        Financial Statements

                               AquaPro Corporation
                      Condensed Consolidated Balance Sheets

                                                             March 31,                 June 30,
                                                               2001                      2000
                                                            (Unaudited)                 (Note 1)
                                                            -----------               -----------
Assets

Current assets:
   Cash and cash equivalents                                $    21,258               $    46,604
   Trade accounts receivable                                          0                   487,987
                                                                 76,450                    87,090
Other receivables
   Live fish inventories                                      5,905,878                 5,939,966
   Prepaid expenses                                              33,848                    52,433
                                                            -----------               -----------

Total current assets                                          6,037,433                 6,614,090
Property, buildings and equipment, net                        7,217,530                 7,872,569
Investments in cooperatives                                     169,240                   169,240
Other assets                                                    193,303                   160,961
                                                            -----------               -----------
Total assets                                                $13,617,506               $14,816,860
                                                            ===========               ===========

                                                                                          March 31,              June 30,
                                                                                             2001                  2000
                                                                                         (Unaudited)             (Note 1)
                                                                                         ------------          ------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                                                         $  1,017,712          $  1,348,678
   Accounts payable                                                                           897,170               398,063
   Accrued expenses                                                                           163,928               145,449
   Current maturities of long-term debt                                                       732,294             1,617,848
                                                                                         ------------          ------------

Total current liabilities                                                                   2,811,104             3,510,038

Long-term debt, less current maturities                                                     5,432,105             4,977,708

Stockholders' equity:
   Common stock, no par value - authorized 100,000,000 shares, issued and outstanding 4,919,273 at March 31, 2001 and 4,905,273
   shares at June 30, 2000                                                                 15,389,944            15,383,334
   Unearned compensation                                                                       (7,437)               (8,320)
   Retained earnings (deficit)                                                            (10,008,210)           (9,045,900)
                                                                                         ------------          ------------

Total stockholders' equity                                                                  5,374,297             6,329,114
                                                                                         ------------          ------------

Total liabilities and stockholders' equity                                               $ 13,617,506          $ 14,816,860
                                                                                         ============          ============

(See accompanying notes to unaudited condensed consolidated financial statements.)

                               AquaPro Corporation
                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                               Three Months ended
                                                                                      March 31
                                                                               2001               2000
                                                                          ------------          ------------
Net sales                                                                 $    837,481          $  1,666,637
Cost of products sold                                                          831,018             1,283,184
                                                                          ------------          ------------
Gross profit                                                                     6,463               383,453

Selling, general and administrative                                            285,531               411,179
                                                                          ------------          ------------
Operating loss                                                                (279,068)              (27,726)

Other income (expense):

   Interest expense                                                           (181,195)             (137,033)
   Other, net                                                                   42,313                63,001
                                                                          ------------          ------------
                                                                              (138,882)              (74,032)
                                                                          ------------          ------------
Net loss                                                                  $   (417,950)         $   (101,758)
                                                                          ============          ============
Basic and diluted net loss per share                                      $      (0.08)         $      (0.02)
                                                                          ============          ============
Basic and diluted weighted average common shares outstanding                 4,919,273             4,895,021
                                                                          ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   Nine Months ended
                                                                                       March 31
                                                                               2001               2000
                                                                          ------------          ------------
Net sales                                                                 $  4,383,763          $  5,520,457
Cost of products sold                                                        3,866,598             4,135,781
                                                                          ------------          ------------

Gross profit                                                                   517,165             1,384,676

Selling, general and administrative                                          1,117,841             1,214,274
                                                                          ------------          ------------

Operating income (loss)                                                       (600,676)              170,402

Other income (expense):

   Interest expense                                                           (582,921)             (472,114)

Other, net                                                                     221,287               192,952
                                                                          ------------          ------------

                                                                              (361,634)             (279,162)
                                                                          ------------          ------------
Net loss                                                                  $   (962,310)         $   (108,760)
                                                                          ============          ============
Basic and diluted net loss per share                                      $      (0.20)         $      (0.02)
                                                                          ============          ============
Basic and diluted weighted average common shares outstanding                 4,914,273             4,893,537
                                                                          ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months ended
                                                                                      March 31
                                                                             2001                  2000
                                                                          -----------          -----------
Net cash provided by operating activities                                 $   796,257          $ 1,668,706


Cash flows from investing activities:
Purchases of property and equipment                                           (53,108)            (350,987)
Proceeds from disposal of assets                                               27,057                   --
Investment in joint venture with Farmland Industries                          (40,000)                  --
                                                                          -----------          -----------
Net cash used in investing activities                                         (66,051)            (350,987)


Cash flows from financing activities:
Net decrease in notes payable                                                (330,966)            (957,115)
Principal payments on long-term borrowings                                   (424,586)            (644,973)
Proceeds from long-term borrowings                                                  0              502,280
                                                                          -----------          -----------
Net cash used in financing activities                                        (755,552)          (1,099,808)
                                                                          -----------          -----------

Net increase in cash and cash equivalents                                     (25,346)             227,005
Cash and cash equivalents at beginning of period                               46,604               86,264
                                                                          -----------          -----------
Cash and cash equivalents at end of period                                $    21,258          $   313,269
                                                                          ===========          ===========


Non-cash financing and investing activities:
Surrender of Delta Pride Cooperative Stock                                          0          $   242,216

Issuance of 14,000 shares of common stock                                 $     6,610          $     9,904
                                                                          ===========          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


1.       Basis of Presentation of Unaudited Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month and nine-month periods ended March 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.

         The condensed consolidated balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete consolidated financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

2.       Subsequent Events

         In April, 2001, the Company obtained a $900,000 revolving line of credit to fund purchases of feed and a $800,000 revolving line of credit for catfish production. The terms of the revolving lines of credit are essentially the same as the revolving lines of credit for the previous growing season that were paid in fiscal 2001. Each line of credit expires March 15, 2002.


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

         RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

         NET SALES. Net sales during the three-month period ended March 31, 2001 totaled $837,481 compared to $1,666,637 for the same period in 2000. This represents a decrease of $829,156 or 49.8%. Volume decreased 779,037 pounds to 1,275,750 pounds of fish sold compared to 2,132,555 pounds sold during the three-month period ended March 31, 2000. Accordingly, volume represented a 40.2% decrease during the three months ended March 31, 2001 compared to the same period in fiscal 2000. The average price per pound sold decreased from 78.1 to 65.6 cents, a 16.0% decline, in the three-month period ended March 31, 2001 compared to the same period in fiscal 2000.

         COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $831,018, a decrease of $452,1667 or 35.2% compared to the same three-month period in 2000, while net sales decreased 49.8%. On a per pound basis, the costs of products sold was 65.1 cents in the three-month periods ended March 31, 2001, compared to 60.2 cents per pound during the same period in fiscal 2000. The gross profit margin from fish sales was $6,463, or 0.5 cents per pound during the three-month period ended March 31, 2000 as compared to $383,453 for the same period in fiscal 2000. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the 12 - 18 month grow out period required for fish to mature.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended March 31, 2001 were $285,531 or $125,648 less than in the three-month period ended March 31, 2000. The selling, general and administrative expenses represented an increase in relation to sales volume, from 24.7% of sales in the three-month period month ended March 31, 2000, compared to 34.1% of sales in the same period in 2001.

         INTEREST EXPENSE. Interest expense increased $44,162 or 32.2% to $181,195 in the three-month period ended March 31, 2001 compared to the same period in 2000, due principally to an increase in average borrowings and high interest on borrowings under the revolving lines of credit.

         RESULTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

         NET SALES. Net sales during the nine-month period ended March 31, 2001 totaled $4,383,763 compared to $5,520,457 for the same period in fiscal 2000. This represents a decrease of $1,136,694 or 20.6%. Volume decreased 910,097 pounds to 6,507,518 pounds of fish sold compared to 7,417,615 pounds sold during the nine-month period ended March 31, 2000. Accordingly, volume represented an 12.3% decrease during the nine-months ended March 31, 2001 compared to the same period in 2000. The decrease in volume for the nine-month period resulted principally from poor growth rates as a result of the extremely hot weather last summer, thus fish, anticipated to be sold during the winter months did not reach a marketable size. In addition to volume decrease for the nine months ended March 31, 2001 as compared to the same period in the prior year, there was a decrease of approximately 7 cents per pound in the average selling price of fish.

         COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $3,866,598, a decrease of $269,183 or 6.5% compared to the same nine-month period of 2000, while net sales decreased 20.6%. On a per pound basis, the costs of products sold increased from 55.8 cents in the nine-month period ended March 31, 2000 to 59.4 cents in fiscal 2001. Margin from fish sales was 11.8% during the nine-month period ended March 31, 2001 as compared to 25.1% in the same period in fiscal 2000.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the nine-month period ended March 31, 2001 were $1,117,841 or $96,433 less than the nine-month period ended March 31, 2000. Selling, general and administrative expenses represented an increase in relation to sales volume, from 22.0% of sales for the nine-months ending March 31, 2000 to 25.5% of sales in fiscal 2001, due to the decrease in sales volume.

         INTEREST EXPENSE. Interest expense increased $110,807 or 23.5% to $582,921 in the nine-month period ended March 31, 2001 compared to the same period in 2000, due principally to additional borrowings related to the purchase of the Indian Lakes farm in May 2000, and increased average borrowings and higher interest on the lines of credit.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had a current ratio of 2.1 to 1, compared to 1.9 to 1 at June 30, 2000. Current assets exceeded current liabilities by $3,226,330 at March 31, 2001 compared to $3,104,052 at June 30, 2000. Cash and cash equivalents decreased during the nine-month period ended March 31, 2001 by $25,346.

         Cash and cash equivalents were used primarily to grow live fish inventories. Live fish inventories decreased by 533,000 pounds to approximately 9,667,000 pounds at March 31, 2001, and the carrying basis of this inventory amount decreased by approximately $34,000. Feeding activity is typically at its lowest level during the winter months of the Company's third fiscal quarter.

         In July 2000, the Company contracted with its feed vendor to purchase approximately 5,000 tons of catfish feed for calendar year 2001. Due to the fluctuating market price of feed, the Company has not contracted for the balance of its needs for the current year, but, currently, the feed price is somewhat lower than last fiscal year.

         Subsequent to March 31, 2001, the Company negotiated with a bank in Mississippi for a revolving line of credit for feed purchases and a revolving line of credit for catfish production costs during the current growing season. The terms of the lines of credit are approximately the same as the previous year's lines of credit, which were paid in full prior to the expiration date of the lines.

For the nine-month period ended March 31, 2001, the Company had cash flows from operations of $796,257 compared to $1,668,706 for the same period in the previous year, a 52% decline.

During the nine-month period ended March 31, 2001, the Company had capital expenditures of $53,108 as compared to $350,987 for the same period in the prior year.

OUTLOOK*

Subsequent events. To date, the Company has been unsuccessful in obtaining a USDA B & I loan. The Company is still pursuing this and other longer term credit facilities. The Company is also pursuing a private equity financing up to $1,250,000.

Farmland/AquaPro Processing Plant. In the fall of 2000, Farmland Industries and AquaPro purchased a processing plant from Delta Pride. The plant had been idle the past few years. The purpose of the purchase for the Company was to achieve vertical integration and the opportunity to share in potential revenues from processing activities. With the new 525 water acre farm in production, AquaPro could provide twenty-five percent of the plant's fish requirements. The purpose for Farmland was to increase its market share from the single plant it owns in Eudora, Arkansas.

During the same period of time, Farmland was in merger negotiation with the owners of another processing plant. Under the terms of those negotiations, Farmland was restricted from proceeding with the Farmland/AquaPro plant until that merger was complete. By April 2000, the merger with the other processing plant was called off.

AquaPro and Farmland have now reentered negotiations concerning ownership structure, management, funding responsibilities, and fish procurement issues inherent with the renovation and operation of the plant.

         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         During the Quarter ended March 31,2001 four thousand (4,000) shares of common stock were issued to senior management in the form of restricted grants as part of their compensation package. The shares have a two-year vesting period.

Item 3. Defaults Upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

          AQUAPRO CORPORATION-CONVERTIBLE 7.5% PREFERRED STOCK OFFERING

         The following is a summary, or condensation, intended merely to supply, in non-technical form, pertinent facts and highlights from the more detailed information contained in the main body of this Memorandum and is qualified in its entirety by reference thereto.

           PROSPECTIVE INVESTOR IS URGED TO READ THE ENTIRE MEMORANDUM

THE OFFERING

Securities Offered         Up to 12,500 Shares of Series B Convertible preferred
                           stock ($1,250,000).

Price                      $100 per Share.

Minimum Offering           1,000 Shares ($100,000).

Minimum Purchase           200 Shares ($20,000), unless waived by the Company.

Eligible Investors         Sales of the Shares will be made to an unlimited
                           number of "accredited investors" within the meaning
                           of Regulation D, and up to 35 non-accredited
                           investors who meet our minimum suitability standards.

THE SERIES B PREFERRED STOCK

Dividends                  7.5% per annum, cumulative, payable quarterly.
                           Dividends are payable in shares of the Company's
                           common stock at a price of 95% of Average Trading
                           Price.

Conversion                 The holder may convert the Series B preferred stock
                           into common stock at any time, provided that if the
                           stock is converted before December 31, 2001, the
                           holder must first agree not to resale the common
                           stock received until after December 31, 2002.

Conversion Price

         Series B preferred stock is convertible to shares of common stock at the following exchange prices:

         TIME OF CONVERSION                             EXCHANGE PRICE
         ------------------                             --------------

         On or before December 31, 2001*                75% of Average Trading Price

         After December 31, 2001 but before             90% of Average Trading Price
         December 31, 2002

         After December 31, 2002                        95% of Average Trading Price

--------------
*        Subject to Agreement not to resale common stock until after December
         31, 2002.

Average Trading            Average Trading Price ("ATP") is the average of the
Price                      closing bid prices of the Company's common stock for
                           the 10 trading days immediately preceding the
                           dividend payment date or Series B preferred stock
                           conversion date, as the case may be.

Automatic Conversion       Automatically converted upon the Company's completion
                           of a public offering pursuant to a firm underwriting
                           of $5,000,000 or more of its Common stock at a price
                           of at least $2.00 per share, subject to certain
                           antidilution adjustments.

Redemption                 The Company may redeem the Series B preferred stock
                           in whole or in part at any time after January 1, 2003
                           at a price equal to the stock's Liquidation
                           Preference.

Liquidation                $100 per share, plus an amount equal to any accrued
Preference                 and unpaid dividends.

Voting Rights              The Series B preferred stock has the right to vote
                           only on matters on which preferred stock is entitled
                           to vote under applicable corporate law or as required
                           by the Company's charter documents. The Company's
                           charter gives the Series B preferred stock the right
                           to vote on certain amendments to the Company's
                           charter documents, or the Company's voluntary
                           dissolution or liquidation.

RESALE OF THE STOCK

Series B Preferred         The Series B preferred stock is restricted stock
Stock                      under the Securities Act of 1933 (the "1933 Act").
                           There is not and will not be any public market for
                           Series B preferred stock.

Common Stock               The common stock is traded in the Over-The-Counter
                           Bulletin Board Market (the "OTC BB") under the symbol
                           "AQRO.OB." The common stock issuable upon conversion
                           of the Series B preferred stock will not be
                           registered under the 1933 Act, or under the laws of
                           any state, and will be restricted stock. Under Rule
                           144 of the 1933 Act, investors may generally convert
                           and resell their common stock in the OTC BB under
                           Rule 144 at any time after twelve (12) months after
                           their purchase of the Series B preferred stock.

COMMISSIONS                For its services in placing the Shares, the Company
                           will pay the Sales Agents sales commissions equal to
                           8.0% of the price of the shares they place and
                           warrants to purchase shares of the Company's common
                           stock at the rate of one warrant for each 10 shares
                           they place. Each warrant has a term of 5 years and
                           will entitle the holder to purchase one share of
                           common stock at a price equal to 95% of the Average
                           Trading Price as of the date the last subscription on
                           which payment of the warrant is based was accepted by
                           the Company.

                           Preferred Stock Offering.
Item 6. Exhibits and Reports on Form 8-K

                      Exhibits:                           None

                      Reports on Form 8-K:                None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AquaPro Corporation
                                        (Registrant)



Dated: May 14, 2001                              By: /s/ Mike Horton
                                                 CFO & Secretary