Form 10KSB
period 2001-06-30
AQUAPRO CORP
filed 2001-10-15
CIK 1023367

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from

                         Commission File Number 0-29258

                               AQUAPRO CORPORATION
                 (Name of small business issuer in its charter)

           Tennessee                                       62-1598919
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                       1100 Highway 3, Sunflower, MS 38778
              (Address of Principal executive offices (Zip Code)

         Issuer's telephone number (662) 569-3331

         Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which
                                       registered

                 None                                   None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $4,787,464

         The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 31, 2000 was $784,843, based on the last sale price of $.16 as reported by the NASD Over the Counter Bulletin Board.

         As of August 31, 2001, Registrant had outstanding 4,923,273 shares of common stock, its only class of common equity outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                                  PAGE
PART I   ....................................................................................................      -1-
         Item 1.  Description of Business....................................................................      -1-
         Item 2.  Description of Property....................................................................     -18-
         Item 3.  Legal Proceedings..........................................................................     -19-
         Item 4.  Submission of Matters to a Vote of Security Holders........................................     -19-

PART II  ....................................................................................................     -20-
         Item 5   Market for Common Equity and Related Stockholder Matters...................................     -20-
         Item 6.  Management's Discussion and Analysis or Plan of Operation..................................     -21-
         Item 7.  Financial Statements.......................................................................     -27-
         Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......     -27-

PART III ....................................................................................................     -28-
         Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with
                  Section 16(a) of the Exchange Act..........................................................     -30-
         Item 10. Executive Compensation.....................................................................     -30-
         Item 11. Security Ownership of Certain Beneficial Owners and Management.............................     -33-
         Item 12. Certain Relationships and Related Transactions.............................................     -34-
         Item 13. Exhibits and Reports on Form 8-K...........................................................     -34-
         LIST OF EXHIBITS....................................................................................     -35-
         FINANCIAL STATEMENTS................................................................................     -38-

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

         According to the National Fisheries Institute, farm-raised catfish now ranks as the fifth most popular seafood in America, with a per capita annual consumption of one and one tenth pound. The National Agricultural Statistic Service ("NASS") of the Agricultural Statistic Board, U.S. Department of Agriculture, has released survey data for the catfish farming industry for 2000. NASS reports that catfish growers in the fifteen (15) selected states had total sales of $501 million during 2000, an increase of 2.6% over the $488 million sold in 1999. NASS also reports that during January 1, 2001 through June 30, 2000, water acres used for catfish production totaled 190,320 acres, an increase of .5% percent from the previous year.

         The Food and Drug Administration ("FDA") funded a study in 1991, which showed farm-raised catfish to be the fourth most popular seafood in the U.S. The average prices paid by major processors per pound for farm-raised catfish during the past fifteen years, according to the U.S. Department of Agriculture, are as follows:

                  HISTORIC AVERAGE PROCESSOR PRICE FOR CATFISH

                    Year             Average Price Per Pound
                    ----             -----------------------

                    1986                      66.8
                    1987                      61.8
                    1988                      76.4
                    1989                      71.5
                    1990                      77.3
                    1991                      63.1
                    1992                      60.0
                    1993                      71.0
                    1994                      78.9
                    1995                      78.8
                    1996                      77.0
                    1997                      71.2
                    1998                      74.2
                    1999                      73.7
                    2000                      75.1
                    2001  (through 6/30)      68.9

         There are two major channels of distribution for farm-raised catfish: retail grocery store outlets and the food service sector. Each accounts for approximately half of total catfish sales. Catfish farmers can access these markets directly only if they process their own production. The vast majority of farmers, including the Company, do not have processing capability and thus must sell their products to either cooperatively owned or independent processors. The Company sells its catfish to a limited number of cooperative and independent catfish processors. The terms of sale generally permit payment within 4 weeks of delivery and does not require collateral for payment. For the year ended June 30, 2001, five processors represented 27%, 20%, 18%, 15%, and 10% respectively, of the Company's net sales. For the year ended June 30, 2000, three processors represented 36%, 32%, and 14%, respectively, of the Company's net sales. These cooperatives sell processed catfish both to retail groceries and to the food service industry.

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

         The Company cultures its fry, fingerlings, and stockers until they reach marketable size (or weight). Within the catfish farming industry, three sizes of food-size fish are recognized. Large food-size catfish are 3 pounds and above. Medium food-size catfish are 1 1/2 to 3 pounds, and small food-size catfish are 3/4 to 1 1/2 pounds. While catfish of 3/4 of a pound or more are considered market weight, Management intends to market the Company's catfish at a weight of 1 1/4 to 1 1/2 pounds. In Management's experience, this is the optimum size for marketing because it yields the best fillet when processed. The highest demand for catfish production is for fillet cuts. In addition, processors have recognized the lack of profitability in their operations when they try to process fish smaller than 1 1/4 pounds. Accordingly, the catfish will be fed and maintained until they weigh 1 1/4 to 1 1/2 pounds before any will be ready to harvest and sell to a processor. As catfish are sold, additional fry and fingerlings will be purchased periodically to restock the ponds. Generally, the Company would replace inventory with 5" to 6" fingerlings. This is because, for production during a full growing season, it is generally more efficient to purchase 5" to 6" fingerlings than to devote one or more of the Company's ponds to catfish spawning. The price paid for fingerlings ranges between .75(cent) and 1.50(cent) per inch. Management anticipates that this price range will remain fairly constant. However, fry are much less costly than larger stock-size fish, and where ponds are newly refurbished or reworked they are sterile and ideal for growing fry-size fish.

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

         Feed prices can vary greatly from year to year. In 1995, feed prices averaged $235 per ton plus $8.00 delivery costs. Increases in soybean, corn and wheat prices in 1996 and early 1997 pushed feed prices to $287 per ton in early 1997. In 1999, decreases in soybean, corn and wheat prices had caused feed prices to decrease to approximately $190 per ton. In early 2000, feed prices started to rise again. The Company booked 10,000 tons (its approximate feed needs from May 2000 through early 2001) at $209 per ton and an additional 5,000 tons for 2001 at $202 per ton Feed prices have a direct relationship with the Company's costs of products sold. The price of feed is subject to crop yields, which cannot be predicted with certainty. In order to help control its feed costs, the Company owns shares in Indi-Bell Feed Mill Cooperative ("Delta Western"). As a member of this Cooperative, the Company has the opportunity to buy feed at wholesale prices and to purchase feed on an "as needed" basis on two days' prior notice. Thus, the Company can avoid having to purchase and store large amounts of catfish feed in order to lock in current prices. The Delta Western Cooperative has over 250 members. This cooperative hedges against price fluctuations for its members through the purchase of futures option contracts on the Chicago Board of Trade Futures Exchange. Through the end of its feeding season for fiscal 2001, the Company averaged $205 per ton plus $8 per ton delivery costs.


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

      Catfish Parasite. According to the National Coordinator of the Thad Cochran National Warmwater Aquaculture Center at Stonevill, Mississippi, increasing numbers of catfish farmers have experienced increased mortality in small fish and reduced feeding and growth levels in bigger fish. The cause has been traced to a trematode, Bolbophlorus confusus. The infection is transmitted from the white pelican, which feeds on catfish ponds during its migration. The pelican transmits the parasite to the ram's horn snail and from there to catfish. There are no treatments for fish infected with the trematode and pelicans cannot be eradicated. Therefore, the farmer must eradicate the snail. Catfish farmers, including the Company, have begun treating the pond levies with lime powder that kills the snail and breaks the cycle. The Company has treated with apparent success the ponds that have tested positive for the trematode infected snails. However, some minor reduction of feeding and growth was experienced. If the infection can not be controlled in the future sales and cash flow could be reduced.

         HARVESTING AND RESTOCKING. When Management determines that the catfish of a particular pond are ready for market, the pond is seined using a net of appropriate size, which will allow the smaller catfish to escape while trapping the larger catfish in the net. The catfish will then be loaded live on trucks and transported to the processor where the fish are cleaned, processed, and chilled or frozen in less than five to ten minutes. The processing plants pay an agreed upon price per pound for the delivered fish. The Company transports some of it fish directly to processors. Those not carried by AquaPro's own trucks are delivered by trucks hired by the processing company that is buying that particular load of fish. The customary fee for hauling is one and one half cents per pound. The Company maintains one seining crew for movement of fish between its own ponds and farms. In past years the company maintained up to two more seining crews and the trucks and equipment to support them. At the request of management, the board of directors approved eliminating the two extra crews and outsourcing this work by the hiring of Grice Seining, Inc. to perform the majority of seining services for sales to processors. James Grice, one of AquaPro's directors is the owner and president of that company.

Grice Seining charges the industry standard of the greater of three cents ($.03) per pound or $100 per hour for the services of his crew. For fiscal 2001 the Company paid Grice Seining, Inc. $181,213. In July of 2001 the Company and Mr. Grice reached a new agreement whereby Mr. Grice would resign from the Company's board of directors and provide contract fish selling services for the Company. Mr. Grice receives three quarters of one cent ($.0075) for each pound of fish sold by the Company. Mr. Grice provides his own transportation, phone, fuel, and all other expenses involved in the selling of fish.

Processing Plants. In fiscal 2001, the Company purchased as an investment a five percent ownership of a non-operating processing plant in Sunflower, MS. The ninety-five percent owner was Farmland Industries, owner of a processing catfish processing plant in Eudora, Arkansas and the largest farmers' cooperative in the world. At that time, Farmland was in discussions with Farm Fresh Catfish Company and had announced a merger of the two catfish processing companies. The two companies combined administrative functions and began operating as one under a management agreement. At the time of the purchase of the Sunflower facility the plans were for Farmland to complete its merger with Farm Fresh and then renovate and open the facility. In fiscal 2001, Farmland and Farm Fresh announced that the merger had been terminated and each facility would be operated independently. In the spring of 2001, Farmland informed the Company that it would not use its own funds to renovate and operate the Sunflower facility. Additionally, it would not guarantee Industrial revenue bonds that had been committed by the State of Mississippi to the Company for the opening of this facility. The Company was unable to obtain the capital or guarantee necessary to renovate the plant. In September of 2001, AquaPro sold its five percent ownership to Farmland for its original purchase price of $40,000. The Company is still interested in owning an interest in a processing plant and is in discussions with other farmers concerning joint ownership of this or other facilities. However, there is no assurance that the Company will be able to open a processing plan or that it would be profitable.

         The Company seeks to restock its ponds annually in order to maintain the optimum population within each pond. At any time, each pond will have fish at various stages of growth. The cycle from fingerling to ideal processing size (1.5 lbs. to 2.0 lbs.) generally takes 18-20 months.

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

         The following provides additional information and background of the Company's method of accounting for live fish inventories. Mississippi State University - Extension Service ("MSUES"), formerly Cooperative Extension Service
- - Mississippi State University, and the Mississippi Agriculture and Forestry Experiment Station - Mississippi State University ("MAFES") have published conversion rates as determined by aquaculture research performed at Mississippi State University and other research facilities. MSUES is funded by the United States Department of Agriculture, the State of Mississippi, and the Counties within Mississippi. MAFES is funded by the United States Department of Agriculture and the State of Mississippi. The Company has not performed procedures to specifically substantiate the conversion rates published by MSUES or MAFES because management believes actual grow-out conditions on the farms are not as favorable as in the research facilities. Thus, the Company uses lower feed conversion rates than the published rates based on its actual experience and the experience of other growers that management participates with in Catfish Farmers of America and Catfish Farmers of Mississippi, both of which are industry trade associations.

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

RECENT DEVELOPMENTS


         COMMUNITY BANK CREDIT LINE. Effective April 2001 the Company obtained two revolving lines of credit totaling $1,700,000 from Community Bank in Indianola, Mississippi (the "Bank"). The Company intends to fund its operations primarily through fish sales, working capital, and the $1,700,000 lines of credit with the Bank. One line of credit of $900,000 is to provide financing for catfish feed purchases from Delta Western and the other for $800,000 is to be used for catfish production. Borrowings under both lines of credit bear interest at 9.65%. The Company paid a commitment fee of 1% ($17,000) to obtain these lines of credit. Under the lines of credit, the Company has an account with the Bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. From the deposit amounts, 50 percent is applied to the feed line of credit, and the remaining 50 percent is applied to the production line of credit. Borrowings under the lines of credit are represented by the Company's promissory notes, which are secured by a first lien on all inventories, accounts receivable, certain stock in cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of life insurance policies on one of the Company's officers. Mr. George S. Hastings, President, has also personally guaranteed repayment of the lines of credit.

In response to the Company's customers requirement in fiscal 2001 that marketable fish be a minimum of one and one quarter pound instead of one pound, the Company negotiated increases in its lines of credit from the Bank as of September 24, 2001 to $990,000 for its production line of credit and $1,550,000 is for its feed line of credit. The new lines of credit mature October 15, 2001 and may be renewed in 30-day increments at the discretion of the Bank. As discussed above, the Company's feed and production lines of credit require that 50 percent of all collections of accounts receivable be applied to the outstanding balance of each until paid.

In the spring of 2000 the Company purchased a 525 water acre (Indian Lakes) farm and equipment for $876,250, which was financed by a seller's note payable. Management had anticipated the working capital for the operation of the new farm would be obtained from the USDA, but the loan request was denied. The Company has utilized short-term debt to operate the farm.



The Company has been able to feed its live fish inventories throughout the 2001 feeding season. However, vendor debt has again increased and cash flow problems continue.
The Company refinanced the mortgage on its Hidden Lakes farm in January 2001. The land and ponds from that farm are pledged under a mortgage of $604,836 with a private local lender. The mortgage bears interest at 13% and is repayable at the rate of $11,750 per month. The equipment of the Hidden Lakes farm is pledged on a $266,667 note to Union Planters Bank. The note bears interest at 11.75% and is repayable at $6,542 per month.

As of late September 2001, the Company has reached the limit on its $990,000 production line of credit and had available borrowings under its feed line of credit of approximately $200,000.

The Company has a $175,000 ($129,841 used at June 30, 2001) unsecured credit facility from a creditor that manages short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays proceeds and loan fees of 2 1/2% to the creditor over a period of six months. Borrowings bear interest at 12% per annum. During the year ending June 30, 2001 the Company used these funds to pay various vendors and for fish seining services. It is not known whether the creditor will continue to provided this facility. *

As of late September 2001, the Company is past due on certain accounts and notes payable. The Company has been in contact with its creditors and management has obtained agreements for extended terms where possible, and to its knowledge, is not a party to any creditor lawsuits. * As of late September 2001 the feeding season was drawing to a close. As the weather cools feeding stops as well as the need for almost constant electric aeration. * Most production costs are expected to drop to their lowest levels through the winter into early spring. * Historically, the Company's greatest sales levels occur during the months of October through March and the Company expects high sales in this period this fiscal year. *

The Company attempted to raise additional capital in the spring and summer of 2001 through a private placement offering of preferred stock, but was unsuccessful.

Notwithstanding the above, management believes that additional capital or restructuring of the timing of payments of the Company's obligations will be necessary to alleviate the operational difficulties from cash flows being limited by collections on accounts receivable being applied to the Company's lines of credit (see Note 4), high interest rate debt, and to fund the Company's growth. The Company is seeking additional capital for operations and capital expenditures through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that such funds will be available to the Company on acceptable terms, if at all. While management believes it can extend or refinance current obligations as they become due, there are no assurances that such extensions or refinancings will occur or at terms favorable to the Company.

         EXECUTIVE COMPENSATION. The Company has outstanding seven-year options to purchase stock at $.53 to $1.85 per share that were issued from fiscal 1995 through fiscal 2001. As of June 30, 2001, the Company has outstanding 1,327,000 of such options.

RISK FACTORS

         The Company and its securities are subject to a number of risks. Set forth below is a description of the risks that the Company considers to be of a significant nature.

         RISKS ASSOCIATED WITH THE AQUACULTURE BUSINESS

                  General Risks of Catfish Farming. The Company faces four general types of risk in connection with its catfish farming business.

         - Risks involving the price and availability of equipment and supplies,

         - Climatic, environmental and biological risks such as weather, natural catastrophes and disease,

         - Market risks regarding the price and strength of the consumer market for the Company's catfish production, and

         -        Competition from fish imports.

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

                  Consumer Demand. The Company's profitability will depend substantially on the price at which it can sell its catfish. In the past years, prices have fluctuated substantially and will likely continue to do so in the future. Prices are dependent upon the demand for catfish by consumers and the supply of catfish available at any given time. While catfish consumption is in general increasing, there continues to be substantial consumer reluctance to eat catfish. Also, catfish continues to incur substantial competition from other seafood, beef, pork and chicken. A year ago foreign produced basa fish accounted for less than one percent of the total consumed in the United States. Vietnamese basa fish currently account for over ten percent of the market. The fillets from these fish sell for approximately $1.00 less per pound than U.S. farm raised catfish. As a result, the price currently received by fish farmers is approximately ten cents per pound less than for the same period last year. Any continued depression of the price the Company can receive for its catfish will negatively affect the Company's profitability and its ability to remain in business.

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

                  Price of Catfish Feed. Catfish feed, which is the greatest single production cost in catfish farming operations, is subject to large fluctuations. Industry groups report in recent years fluctuations between $180 and $300 per ton. Currently, catfish feed is produced by a small number of producers, some of which are cooperatives. The Company owns shares in Delta Western, a cooperative catfish food producer, which allows the Company a limited preferential right to purchase feed. These shares, however, do not ensure the availability of feed or the price at which feed can be purchased. While the Company attempts to budget for anticipated feed costs in its operations, such costs are not predictable with certainty and the Company has no control over the market price of feed. For fiscal 2001, the Company purchased its feed for an average of $205 per ton. The Company had booked the majority of its feed for the feeding season. The Company has not booked its feed for the coming feeding season believing that the price could move lower than the current $205 price. However, the price could increase and stay higher before the Company purchases its feed needs for the 2002 feeding season.

                  Climatic Conditions. While channel catfish are tolerant to a wide range of climatic and temperature conditions, these catfish become immobile below 32(degree) Fahrenheit. Catfish ponds cannot economically be heated. Accordingly, prolonged cold weather conditions could lower pond temperatures to below 32(degree) and result in a substantial loss of the Company's catfish inventory, thereby negatively impacting its profitability and its ability to remain in business. Extremely hot weather can also impact catfish production. During the summer of 2000, record heat was recorded in the southern states. Sixteen days had temperatures over 100 degrees. The average water temperature in the ponds was also 100 degrees for three weeks. Fish, like most animals, begin to lose their appetites when the surroundings become too warm. The fish eat less during this time and therefore grow less. The delay in feeding can not only reduce the weight of marketable sized fish, it can also delay the growth to marketable size of fish in the next fish growing season. This delay reduces cash flow and exposes the live inventories held over the winter to a longer holding period and higher mortality risk. Record temperature extremes could occur in any fiscal year.

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

      Catfish Parasite. According to the National Coordinator of the Thad Cochran National Warmwater Aquaculture Center at Stonevill, Mississippi, increasing numbers of catfish farmers have experienced increased mortality in small fish and reduced feeding and growth levels in bigger fish. The cause has been traced to a trematode, Bolbophlorus confusus. The infection is transmitted from the white pelican, which feeds on catfish ponds during its migration. The pelican transmits the parasite to the ram's horn snail and from there to catfish. There are no treatments for fish infected with the trematode and pelicans cannot be eradicated. Therefore, the farmer must eradicate the snail. Catfish farmers, including the Company, have begun treating the pond levies with lime powder that kills the snail and breaks the cycle. The Company has treated with apparent success the ponds that have tested positive for the trematode infected snails. However, some minor reduction of feeding and growth was experienced. If the infection can not be controlled in the future sales and cash flow could be reduced.

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

                  Ability to Sell its Fish Production. The Company does not have the capability to process its own fish. The Company sells its catfish to one cooperative processor of which it is a member. The Company has processing rights with a second processor that entitles it to sell fish to that processor. Fish the Company cannot sell to its cooperative processors must be sold to other processors on a negotiated basis in competition with other catfish producers. While there are a number of processors located in the Mississippi Delta, management does not believe there is sufficient competition among processors to provide any substantial leverage to the catfish producers in negotiating prices. Typically, during the fall catfish farmers have the greatest number of marketable fish in inventory of any time during the year, their credit lines are at their highest amounts, and it is necessary for them to sell fish. These circumstances do not allow the Company to depend on stable catfish prices for its future production. Thus, there is no assurance that the Company will be able to sell its catfish production at a price which will allow it to realize a profit.



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

Increasing Foreign Competition. Imports of basa fish from Vietnam labeled as catfish totaled a record 648,000 pounds in June 2000 and 2,144,000 pounds in June 2001. The majority of the fish sold from Vietnam are frozen fillets. Since the fillet makes up approximately 33% of the weight of a whole fish, the equivalent live weight of fish imported in June 2001 was 6,125,000 of live weight, or 12.25% on an annual basis. Imported under the names Basa, Pacific Dory or White Roghy, the catfish has been marketed extensively to foodservice companies and restaurant chains, with mixed success. According to the Catfish Institute, some restaurants are selling Vietnamese basa fish as farm-raised catfish without informing customers of its origin. Vietnamese basa fish are raised in floating cages on the Mekong River. The Catfish Farmers of America has contacted regulatory agencies which have provided assurances that they will work to see that Vietnamese basa fish is labeled properly throughout the importation, distribution and marketing chain. However, the Vietnamese basa fish is currently selling for approximately one dollar ($1.00) per pound less than domestic catfish. Acceptance of the Vietnamese basa fish as a replacement for domestic catfish could put continued downward pressure on the price of the Company's catfish product making it difficult or impossible to make a profit or stay in business. The crawfish industry in the United States faced a similar problem with crawfish imported from China. The U.S. crawfish industry was successful in having a tariff placed on the Chinese crawfish. However, the U.S. catfish industry is only starting to review its options and strategy for competing with the imported basa fish. These fish (Pangasius species) are neither the same species nor family of fish as the U.S. farm-raised catfish (Ictalurus puncatus).

The U.S. farm-raised catfish industry represented by its Vietnamese Strategy & Planning Committee (the "Committee") has disclosed in a letter to the industry's membership on September 26, 2001 the results of its efforts to reduce the impact of the basa fish on the operations of the Company and the Catfish industry:

- Congressional leaders have introduced legislation that would prohibit the basa fish from being labeled as "catfish." *

- An anti-dumping petition will be filed, as required by law, with the U.S. International Trade Commission (ITC) and the Department of Commerce (DC). The ITC will make the determination of injury from the basa fish imports and will make the determination with respect to dumping. An analysis of economic indicators of injury due to imports of basa fish from Vietnam has been completed. An update of this economic study is expected to be completed in October 2001.*

- USDA's Agricultural Marketing Service is reviewing a request for catfish to be eligible for USDA purchases of domestic products under the Emergency Food Assistance Program. (Known as a Section 32 surplus commodity purchase)*

- The Food and Drug Administration (FDA) has been asked to prohibit Vietnam from utilizing the common term "catfish" in the labeling and marketing of their basa fish products in the United States. Documentation and technical experts' opinions have been provided for justification of this action. The Committee has not received an affirmative response by the FDA to date. *

- On September 19, 2001, the FDA issued a high priority import basa fish labeling assignment. The FDA's Center for Food Safety and Applied Nutrition will gather information and initiate regulatory and administrative actions due to complaints of imported basa fish that have been mislabeled as catfish. The assignment also applies to unacceptable and fictitious market names. *

- The Committee has obtained DNA gels, with banding patterns, to be genetically examined to distinguish the basa fish from the U.S. farm-raised catfish using analytical techniques known as; isoelectric focusing electrophoresis. These gels may be used as supporting evidence in any enforcement actions relating to improper labeling. *

- A national public relations firm has been hired by the Committee to develop an advertising campaign to increase public awareness, build Congressional support, and provide the media with information relating to the mislabeling of basa fish as catfish. *

The Company believes that American consumers, when given the choice, will chose U.S. farm-raised catfish over the Vietnamese basa fish and that the prices received by the Company and the industry will return to historic averages. However, the Company can not predict the future price for fish. *


                  Impact of Environmental Laws and Regulations. As a food, catfish is subject to federal and state laws and regulations regulating the cultivating and growing of edible products and the content of regulated or restricted substances therein. For example, various herbicides, algaecides, fungicides and other mineral and chemical supplements and treatments which the Company may otherwise use in controlling algae, fungi and other pests, are restricted or prohibited under prevailing federal and state laws and regulations. The chemical content of catfish is subject to federal standards and the Company is susceptible to inclusions of restricted or prohibited substances in its catfish through means beyond its control. For instance, such substances may be included by feed or ground water utilized by the Company in cultivating its catfish. In the event restricted or prohibited substances or chemicals are discovered to be present in the Company's ponds or catfish in amounts exceeding permissible levels, the Company could be prohibited from selling all or a significant portion of its catfish for an extended period of time, and may be required to destroy all or a substantial portion of its then-current catfish production. Also, under certain circumstances, the Company could be required to pay monetary damages and/or take remedial measures to remove or prevent occurrence contamination by the restricted or prohibited substance or chemical. In July 1997, the FDA advised the catfish industry that excessive levels of dioxin had been detected. Dioxin is a toxic industrial byproduct thought to affect the human immune system and to cause human reproductive disorders and cancer in the catfish and poultry feed manufactured and distributed by one producer. The FDA proposed to immediately ban all further shipments of catfish, eggs and poultry on a nationwide basis that may have been contaminated by the trace levels of dioxin. The catfish industry was able to delay FDA action until catfish producers had an opportunity to test their catfish for dioxin levels. The Company, among other catfish producers, had sufficient time to receive negative test results for dioxin levels in their catfish production and avoid delaying shipment and sales of their catfish after the ban implementation date. However, had the FDA not delayed imposition of the ban, the Company and other catfish producers would have experienced a delay in the sale and shipment of their catfish production until such time as they could produce negative test results.

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

         RISKS ASSOCIATED WITH THE COMPANY AND THE SECURITIES

                  Ability to Achieve Profitable Operations. The Company has not been profitable since its inception, except for the first quarter of fiscal 2000. It reported a net loss for fiscal 2001 of $1,603,833. The Company had retained earnings deficit of $10,649,733 at June 30,2001. Based on current and historical industry data, management believes the Company's ability to achieve profitable operations will require it to maximize production on its farms and to achieve more efficient and cost-effective farming operations so that its costs of production as a percentage of gross revenues are minimized. Management believes this strategy is necessary to meet the demands of the farm grown catfish industry where profit margins are expected to narrow because wholesale fish prices are expected to remain flat and inventory costs, particularly feed and fuel costs, are expected to continue to fluctuate and competition is expected to intensify. However, there is no assurance that Management will be able to implement this strategy, or if implemented that it will prove successful; and there is no assurance that the Company will be able to operate at a profit in the future.

                  No Assurance of Proposed or Future Acquisitions. Effective April 25, 2000 the Company acquired the property and equipment of an existing farm consisting of approximately 525 water acres. Also, effective June 30, 1999, the Company acquired the property, inventory and equipment of an existing farm consisting of approximately 320 water acres. The Company believed the acquisitions of these additional properties was necessary for it to achieve efficiencies of scale of operations and facilitate its ability to achieve profitable operations. However, this has not yet occurred. The Company's inability to acquire additional properties and/or to expand its operations could adversely affect the Company's ability to achieve necessary economies of scale of operations.

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

On August 29, 2001, the Company's $900,000 and $800,000 revolving lines of credit were replaced with a $1,550,000 line of credit to fund feed purchases and a $990,000 revolving line of credit. Interest accrues at 9.65% and both lines of credit mature October 15, 2001. The lines of credit may be renewed in 30-day increments, at the discretion of the bank. As of late September 2001, the Company had reached the limit on its $990,000 production line of credit and had available borrowings under its feed line of credit of approximately $200,000.

Management believes that additional capital or restructuring of the timing of payments of the Company's obligations will be necessary to alleviate the operational difficulties from cash flows being limited by collections on accounts receivable being applied to the Company's lines of credit, high interest rate debt, and to fund the Company's growth. The Company is seeking additional capital for operations and capital expenditures through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that such funds will be available to the Company on acceptable terms, if at all. While management believes it can extend or refinance current obligations as they become due, there are no assurances that such extensions or refinancings will occur or at terms favorable to the Company.

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

                  Risks of Balloon Payments. Generally, the Company's debt obligations require balloon payments at the end of their terms. The Company's credit lines with Community Bank are due October 15, 2001 and may be renewed in 30-day increments , at the discretion of the bank. Other significant debt is due through fiscal 2005. In the event the Company is unable to refinance these obligations or is otherwise unable to raise funds sufficient to repay these obligations as scheduled, the Company would be in default of these obligations. The Company's ability to repay these obligations when they mature will be dependent upon its ability to obtain adequate refinancing or to negotiate an extension. The Company's ability to obtain replacement financing for these obligations will be dependent on, among other things, its financial condition at the time and the economic conditions in general. Accordingly, there is no assurance that, if necessary, the Company will be able to obtain replacement financing for any of these obligations upon their maturity.

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

                INFORMATION REGARDING THE COMPANY'S REAL PROPERTY

      NAME                                                       UNPAID BALANCE OF
  (LOCATION OF                 TOTAL ACRES        NUMBER          MORTGAGE LOAN AT
    PROPERTY)                 (WATER ACRES)      OF PONDS          JUNE 30, 2000
    ---------                 -------------      --------          -------------
Circle Creek                    275 (210)           15           Pledged under two
(Sunflower County, MS)                                           lines of credit(1)

Panther Run                     278 (211)           15           Pledged under two
(LeFlore County, MS)                                             lines of credit(1)

Balmoral                        318 (234)           21           Pledged under the
(Sunflower County, MS)                                         Farm Bank of Texas(2)

Cypress Lake                    254 (191)           13           Pledged under the
(LeFlore County, MS)                                           Farm Bank of Texas(2)

Hidden Lakes                    668 (443)           46              $630,000(3)
(Bolivar County, MS)                                                $280,000

Stillwater                      170 (140)            8           Pledged under the
(Sunflower County, MS)                                         Farm Bank of Texas(2)

Crystal Waters                  454 (377)           11           Pledged under the
(Bolivar County, MS)                                           Farm Bank of Texas(2)

Kroeker Farm                    424 (320)           28             $1,801,908(4)
(Sunflower & Leflore
County, MS)

Indian Lakes                    672 (525)           37           Pledged under farm
(Bolivar County, MS)                                              Bank of Texas (5)

----------------------------
(1) Two notes payable to a bank under $2,540,000 revolving lines of credit used to fund purchases of feed and production of fish; combined outstanding balance of $1,549,961 at June 30, 2001. Interest accrues at the prime rate plus 1.65% and the lines of credit expire October 15, 2001. Interest and principal are paid from collections of accounts receivable and sales of inventory.

(2) Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $142,000 due through 2018; interest accrues at a variable rate (9.45% at June 30, 2000).

(3) First mortgage payable to a private investment firm of $630,000, at 13% interest with monthly principal and interest payments of $11,750. A second mortgage on the real estate is held by a bank holding a first mortgage on the farm's equipment in the amount of $280,000 with 14% interest and payments of principal and interest of $6,542.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET FOR THE COMPANY'S COMMON EQUITY: The Company's common stock began trading on the Nasdaq Over the Counter Bulletin Board on February 24, 1998. The high and low sales prices for the Company's common stock, as reported on the Bulletin Board were $5.13 and $1.88 during the period from February 24, 1998 through March 31, 1998, $3.25 and $2.00 for the period from April 1, 1998 through June 30, 1998 and $2.00 and $0.38 for the period from July 1, 1998 through June 1, 1999. From July 1, 1999 to June 30, 2000 the high price was $1.50 and the low price $.18. For the period from July 1, 2000 to June 30, 2001 the high price was $.875 and the low price $.16.

         STOCKHOLDERS: As of September 18, 2001, there were approximately 1,700 stockholders of record of the 4,923,273 outstanding shares of Common Stock. The Company believes there are approximately 1,500 beneficial owners of the Company's common stock.

         DIVIDENDS: The Company has not paid any cash dividends to holders of its common stock since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company. In addition, the Company's bank agreements prohibit the payment of dividends without prior bank approval.

         RECENT SALES OF UNREGISTERED SECURITIES: Set forth below is information for all securities that the Company has sold in the past three (3) years without registering said securities under the Securities Act of 1933 (the "1933 Act"). Share numbers and prices have not been adjusted to reflect the September 18 dividend.
      During the fiscal year ended June 30, 2001 the Company issued to members of its Board of Directors as compensation, options to purchase a total of 66,000 shares of common stock. These options had exercise prices ranging from $.375 to $.625 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant.

         During the fiscal year ended June 30, 2000, the Company issued to members of its Board of Directors as compensation, options to purchase a total of 78,000 shares of common stock. These options had exercise prices ranging from $.5625 to $1.25 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. During the fiscal year ended June 30, 2001 the Company issued a total of 64,000 seven-year stock options to its officers to purchase stock at prices from $.375 to $.625, the market price at the date of the grant of the options. Also during this period, the Company granted its executive officers 18,000 shares of common stock. On the dates of issuance these shares had market values ranging from $375 to $625. During the Company's fiscal year ended June 30, 2000, the Company issued to its executive officers options to purchase a total of 348,000 shares of the Company's common stock at prices ranging from $.5625 to $1.25 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. Also during the period, the Company granted its executive officers a total of 12,000 shares of common stock. On the dates of issuance, these shares had market values ranging from $.5625 to $1.25 per share. In issuing the foregoing shares and options, the Company relied on the exemptions under Section 4(2) of the 1933 Act and Rule 701, promulgated thereunder. Each transaction affected in reliance upon the exemption under
Section 4(2) shares or options were issued either to an officer or director of the Company.

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

 MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, cost and availability of feed, market price received for the Company's fish, competition from Vietnamese basa fish being marketed as catfish, mortality of fish from disease or low oxygen levels, inability to acquire fry and fingerlings at reasonable costs, lengthy delays in fish sales caused by customers' requirements for larger fish in fiscal 2001, changes in consumer demand for catfish, difficult climatic conditions, the extent to which the number of "off flavor" fish occur and delay fish sales to processors, the availability of adequate financing for AquaPro and its terms as well as the impact that credit limitations would have on competitors to force them to sell fish at or below market or cost, inability to acquire more farms at competitive prices, the catfish industry's ability to gain increased market acceptance for its existing product line, the ability for the Company to scale up its production and reduce costs per pound, the potential of quarterly variations in demand, production and sales, the impact of new and changes in government regulations on food products and general economic conditions. These risks and uncertainties cannot be controlled by the Company. When used in this report, the words "believe", "estimate", "plans", "goals", "expects", "should", "outlook", "anticipates", and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The Registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

  RESULTS OF OPERATIONS YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE
                                    30, 2000

NET SALES. Net sales during the year ended June 30, 2001 totaled $4,787,464 compared to $6,993,856 for the year ended June 30, 2000. Volume decreased 2,205,728 pounds to 7,126,397 pounds of fish sold during the year ended June 30, 2001 compared to 9,332,125 pounds sold during the year ended June 30, 2000.

The decrease in volume represented 23.7% of the 31.5% decrease in net sales. The remainder of the decrease in sales was due a lower average selling price received from the Company's major customers. The average price of fish sold was
67.3 cents per pound during the year ended June 30, 2001 compared to 74.9 cents per pound during the year ended June 30, 2000.

Record high temperatures occurred during the summer feeding season of 2000. More than sixteen days surpassed the 100 degree mark. The water in the Company's ponds averaged approximately 100 degrees for upwards of three weeks. The fish in the ponds reached the same body temperatures as the water. While some mortality did occur, the greatest impact of the heat was to reduce the appetite of the fish and slow their growth during the growing season, reducing the number of marketable size fish in inventory for the remainder of the year. Additionally, the Company's customers increased the minimum size for marketable fish during the spring of 2001 from one pound to one and one quarter pound delaying the availability of marketable fish for an additional sixty to seventy-five days.

By the spring of 2001, the Company had sold most of its marketable sized fish from the previous growing season, and sales shrank to a small percentage of normal weekly sales. With few marketable sized fish available in the fourth quarter, sales were insignificant. Historically, fish prices tend to reach the highest point of the year in the late spring as the available supply of marketable sized fish diminishes. With limited marketable sized fish to sell at a higher price during this period, the Company's average price of fish for fiscal 2001 remained low.


Conversely, the Company's inventories increased 1,874,053 pounds (18.4%) from 10,200,907 pounds on June 30, 2000 to 12,074,960 pounds on June 30, 2001. Based on the increased inventories at June 30, 2001 and assuming an average growing season in fiscal 2002. The Company could have sufficient marketable sized fish to increase the pounds of fish sales in 2002 by as much as 50% over fiscal 2001 sales. *

Fish Prices. According to the U.S. Department of Census, by May of 2001 the price received by catfish farmers was approximately ten cents (15%) less than the same month in 2000. Much of the decrease was the result of the increased impact of inexpensive mislabeled basa fish imported into the United States from the Mekong river in Vietnam being marketed as U.S. farm raised catfish. The Census Bureau also estimated that U.S. farm-raised catfish had been displaced at the rate of 70 million pounds annually. The basa fish (Pangasius species) are neither the same species nor family as U. S. farm raised catfish (Ictalurus puncatus).

The U.S. farm-raised catfish industry represented by its Vietnamese Strategy & Planning Committee (the "Committee") has disclosed in a letter to the industry's membership on September 26, 2001 the results of its efforts to reduce the impact of the basa fish on the operations of the Company and the Catfish industry:

- Congressional leaders have introduced legislation that would prohibit the basa fish from being labeled as "catfish." *

- An anti-dumping petition will be filed, as required by law, with the U.S. International Trade Commission (ITC) and the Department of Commerce (DC). The ITC will make the determination of injury from the basa fish imports and will make the determination with respect to dumping. An analysis of economic indicators of injury due to imports of basa fish from Vietnam has been completed. An update of this economic study is expected to be completed in October 2001.*

- USDA's Agricultural Marketing Service is reviewing a request for catfish to be eligible for USDA purchases of domestic products under the Emergency Food Assistance Program. (Known as a Section 32 surplus commodity purchase)*

- The Food and Drug Administration (FDA) has been asked to prohibit Vietnam from utilizing the common term "catfish" in the labeling and marketing of their basa fish products in the United States. Documentation and technical experts' opinions have been provided for justification of this action. The Committee has not received an affirmative response by the FDA to date. *

- On September 19, 2001, the FDA issued a high priority import basa fish labeling assignment. The FDA's Center for Food Safety and Applied Nutrition will gather information and initiate regulatory and administrative actions due to complaints of imported basa fish that have been mislabeled as catfish. The assignment also applies to unacceptable and fictitious market names. *

- The Committee has obtained DNA gels, with banding patterns, to be genetically examined to distinguish the basa fish from the U.S. farm-raised catfish using analytical techniques known as; isoelectric focusing electrophoresis. These gels may be used as supporting evidence in any enforcement actions relating to improper labeling.*

- A national public relations firm in has been hired by the Committee to develop an advertising campaign to increase public awareness, build Congressional support, and provide the media with information relating to the mislabeling of basa fish as catfish. *

The Company believes that American consumers, when given the choice, will chose U.S. farm-raised catfish over the Vietnamese basa fish and that the prices received by the Company and the industry will return to historic averages. However, the Company can not predict the future price for fish. *

Competition for fish sales. The Company and all catfish producers have been required to increase fish inventories to increase the weight of marketable fish by 25% with increase in the marketable size of catfish, the industry received less per pound in fiscal 2001 than at any other time in the last nine years. The combination of these factors has put great strains on the cash flow and liquidity of almost all catfish farmers. * While the Company believes that it currently has over 9,000,000 pounds of marketable fish, it also expects the intense competition for fish sales from other fish farmers to continue, which may slow the timing of its sales. *

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $4,515,331, or
63.4 cents per pound sold, for the year ended June 30, 2001 compared to $5,033,679, or 53.9 cents per pound sold, for the year ended June 30, 2000. Gross profit from fish sales was 5.7% during the year ended June 30, 2001 compared to 28.0% for the year ended June 30, 2000. Cost of products sold is largely dependent on the Company's cost structure in the previous year due to the 12 to 18 month grow out period required for catfish to mature. The largest component of cost of products sold is feed, which decreased in price from fiscal 2000 to 2001. The Company's average cost of feed was $205 per ton in fiscal 2001, compared to $209 in fiscal 2000. Feed costs are largely dependent on grain prices, which can vary greatly from year to year, and cannot be predicted with certainty.* Management expects that margins will improve and cost of products sold will decrease as a percentage of net sales during the year ending June 30, 2002 due to stable feed costs and increased production.* However, there is no assurance that there will not be increases in other costs, such as utilities, fuel and mortality, to offset the higher margins from cost of products sold as a percentage of net sales during fiscal 2002.*

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the year ended June 30, 2001 were $1,361,249 compared to $1,696,391 during the year ended June 30, 2000.

Accordingly, selling, general and administrative expenses were 19.1 cents per pound sold for the year ended June 30, 2001 compared to 18.2 cents per pound sold for the year ended June 30, 2000. Selling expenses decreased approximately $100,000 with decreased sales volume. The remaining decline in selling and administrative expenses was due primarily to reductions in salaries and related expenses. The Company expects administrative expenses to remain constant even with the anticipated increased pounds to be sold in fiscal 2002. * Seining and hauling expenses are expected to increase approximately $.045 per pound from anticipated additional pounds to be sold in fiscal 2002. *

INTEREST EXPENSE. Interest expense was $790,527 for the year ended June 30, 2001 compared to $644,558 for the year ended June 30, 2000. Both long-term debt and average borrowings on the Company's lines of credit increased during the year ended June 30, 2001 compared to the year ended June 30, 2000. Management anticipates higher levels of debt and interest expense during the year ending June 30, 2002 due in part to higher interest rate short term debt . (See Liquidity and Capital Resources discussion below.)*

INCOME TAXES AS OF JUNE 30, 2000. The Company has net operating loss carry-forwards of approximately $13,300,000, which expire at various dates through fiscal 2021, available to reduce taxable income.

SEASONALITY OF OPERATING RESULTS. In prior fiscal years, the revenues of the Company have fluctuated from quarter-to-quarter depending on stocking levels and results of feeding. Also, prices for live fish have tended to rise during the first part of the year and drift downward during the summer, only to rise again in September and October and fall in November and December before beginning the annual price cycle again. Accordingly, quarterly operating results of the Company may vary from quarter-to-quarter and year-to-year and cannot be predicted with certainty.*

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had a current ratio of 1.44 to 1.00 compared to
1.88 to 1.00 at June 30, 2000. Working capital at June 30, 2001 totaled $2,173,001 compared to $3,104,052 at June 30, 2000.
The Company's net cash provided by (used in) operating activities was $(935,654) and $903,816 for the years ended June 30, 2001 and June 30, 2000, respectively. The Company funded the losses and uses of cash for operating activities in fiscal 2001 through short-and long-term borrowings. The increase in notes payable was $1,479,316 at June 30, 2001 as compared to June 30, 2000. Proceeds received from long-term debt were $933,683 and $526,654 during the years ended June 30, 2001 and June 30, 2000. During the years ended June 30, 2001 and June 30, 2000, the Company purchased $103,817 and $793,048, respectively, in property and equipment. These capital expenditures consisted primarily of trucks, other farm related equipment and pond improvements and were primarily funded by short and long-term debt. During the year ended June 30, 2000, the Company purchased an additional farm location and certain equipment for $876,250, which was financed by a seller note payable.

Effective April 2001 the Company obtained two revolving lines of credit totaling $1,700,000 from Community Bank in Indianola, Mississippi (the "Bank"). The Company intends to fund its operations primarily through fish sales, working capital, and the $1,700,000 lines of credit with the Bank. One line of credit of $900,000 is to provide financing for catfish feed purchases from Delta Western and the other for $990,000 is to be used for catfish production. Borrowings under both lines of credit bear interest at 9.65%. The Company paid a commitment fee of 1% ($17,000) to obtain these lines of credit. Under the lines of credit, the Company has an account with the Bank into which the Company must deposit proceeds from all inventory sales and accounts receivable. From the deposit amounts, 50 percent is applied to the feed line of credit, and the remaining 50 percent is applied to the production line of credit. Borrowings under the lines of credit are represented by the Company's promissory notes, which are secured by a first lien on all inventories, accounts receivable, certain stock in cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of life insurance policies on one of the Company's officers. Mr. George S. Hastings, President, has also personally guaranteed repayment of the lines of credit.

In response to the Company's customers requirement in fiscal 2001 that marketable fish be a minimum of one and one quarter pound instead of one pound, the Company negotiated increases in its lines of credit from the Bank as of September 24, 2001 to $990,000 for its production line of credit and $1,550,000 is for its feed line of credit. The new lines of credit mature October 15, 2001 and may be renewed in 30-day increments at the discretion of the Bank. As discussed above, the Company's feed and production lines of credit require that 50 percent of all collections of accounts receivable be applied to the outstanding balance of each until paid.

In the spring of 2000 the Company purchased a 525 water acre (Indian Lakes) farm and equipment for $876,250, which was financed by a seller's note payable. Management had anticipated the working capital for the operation of the new farm would be obtained from the USDA, but the loan request was denied. The Company has utilized short-term debt to operate the farm.



The Company has been able to feed its live fish inventories throughout the 2001 feeding season. However, vendor debt has again increased and cash flow problems continue.

The Company refinanced the mortgage on its Hidden Lakes farm in January 2001. The land and ponds from that farm are pledged under a mortgage of $604,836 with a private local lender. The mortgage bears interest at 13% and is repayable at the rate of $11,750 per month. The equipment of the Hidden Lakes farm is pledged on a $266,667 note to Union Planters

Bank. The note bears interest at 11.75% and is repayable at $6,542 per month.

As of late September 2001, the Company has reached the limit on its $990,000 production line of credit and had available borrowings under its feed line of credit of approximately $200,000.

The Company has a $175,000 ($129,841 used at June 30, 2001) unsecured credit facility from a creditor that manages short-term loans to businesses. Loan proceeds are paid directly to the Company's vendors, and the Company repays proceeds and loan fees of 2 -1/2% to the creditor over a period of six months. Borrowings bear interest at 12% per annum. During the year ending June 30, 2001 the Company used these funds to pay various vendors and for fish seining services. It is not known whether the creditor will continue to provided this facility. *

As of late September 2001, the Company is past due on certain accounts and notes payable. The Company has been in contact with its creditors and management has obtained agreements for extended terms where possible, and to its knowledge, is not a party to any creditor lawsuits. * As of late September 2001 the feeding season was drawing to a close. As the weather cools feeding stops as well as the need for almost constant electric aeration. * Most production costs are expected to drop to their lowest levels through the winter into early spring. * Historically, the Company's greatest sales levels occur during the months of October through March and the Company expects high sales in this period this fiscal year. *

The Company attempted to raise additional capital in the spring and summer of 2001 through a private placement offering of preferred stock, but was unsuccessful.

Notwithstanding the above, management believes that additional capital or restructuring of the timing of payments of the Company's obligations will be necessary to alleviate the operational difficulties from cash flows being limited by collections on accounts receivable being applied to the Company's lines of credit (see Note 4), high interest rate debt, and to fund the Company's growth. The Company is seeking additional capital for operations and capital expenditures through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that such funds will be available to the Company on acceptable terms, if at all. While management believes it can extend or refinance current obligations as they become due, there are no assurances that such extensions or refinancings will occur or at terms favorable to the Company.

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

                                                           An Officer of the
                                                             Company (or a            Director of the
                                                          Predecessor of the            Company (or
      NAME AND AGE                 Position                 Company) Since           Predecessor) Since
      ------------                 --------                 --------------           ------------------

George S. Hastings, Jr.   Chairman of the Board                  1983                       1983
Age 54                    Chief Executive Officer
                          President

W. Mike Horton            Chief Financial Officer                1999
Age 59                    Secretary


Kenneth Ostebo*           Director                                                          1998
Age 44



Joseph Duncan, Sr.*       Director                                 --                       1995
Age 74


Charles Porter            Director                                 --                       1999
Age 59

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

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                        -------------------             ----------------------
                                                                       VALUE OF      SECURITIES
    NAME AND                                                          RESTRICTED     UNDERLYING
PRINCIPAL POSITION                 YEAR      SALARY       BONUS        STOCK(1)      OPTIONS(2)
------------------                 ----      ------       -----        --------      ----------
George S. Hastings, Jr.            2001     $100,000     $    0       $  5,640         52,000
Chief Executive Officer            2000     $ 87,000     $    0       $  9,939        348,000
                                   1999     $ 87,000     $    0       $  8,391        303,000

---------------------------------

(1) Stock is subject to 2-year vesting whereby shares will be lost if employee voluntarily terminates employment or is terminated for cause before the vesting period ends. Shares valued at a weighted average of $1.08 for 1999, $.82 for 2000, and $.47 for 2001.

(2) The options issued in the fiscal year ended June 30, 1999 are exercisable for 7-year periods commencing on July 1, 1998 at $1.875 per common share (42,000 shares), October 1, 1998 at $0.75 per common share (87,000 shares), January 1, 1999 at $0.6875 per common share (87,000 shares), and April 1, 1999 at $1.00 per common share (87,000 shares). The options issued in the fiscal year ended June 30, 2000 are also exercisable for 7-year periods commencing on July 1, 1999 at $1.25 per common share (87,000 shares), October 1, 1999 at $.875 per common share (87,000 shares), January 1, 2000 at $.625 per common share (87,000 shares), and April 1, 2000 at $.563 per common share (87,000 shares). Options for year ended June 30, 2001 are also exercisable for 7-year periods commencing on July 1, 2000 at $0.50 per common share (10,000 shares), October 1, 2000 at $0.563 (10,000 shares), June 1, 2001 at $0.375 (10,000 shares) and April 1, 2001 at $0.53 per share
     (10,000 shares).

---------------------------------

         The following table sets forth certain information regarding stock options and warrants granted to each named Executive Officer by reason of their employment during the Company's 2001 fiscal year.

                        OPTION/WARRANT GRANTS IN 2001(A)

                                           INDIVIDUAL GRANTS
                         -------------------------------------------------------
                           NUMBER OF SECURITIES      % OF TOTAL OPTIONS/WARRANTS
                                UNDERLYING               GRANTS TO EMPLOYEES          EXERCISE OR BASE     EXPIRATION
   NAME                  OPTIONS/WARRANTS GRANTED           IN FISCAL YEAR             PRICE ($/SHARE)        DATE
   ----                  ------------------------           --------------             ---------------        ----
George S. Hastings, Jr.          40,000                           69%                  $0.375 to $0.53      3/31/2007
Mike Horton                      18,000                           31%                  $0.375 to $0.53

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

                    AGGREGATED OPTION AND WARRANT VALUE TABLE

                                     NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                ------------------------------          -------------------------
NAME                             EXERCISABLE/UNEXERCISABLE(1)           EXERCISABLE/UNEXERCISABLE
----                             ----------------------------           -------------------------
George S. Hastings, Jr.                  1,079,000/None                        $0.00/None(1)

----------
(1) Options in-the-money are based on the value of the Company's Common Stock which, as of September 19, 2001, is $.16 per Common Share based on the closing price reported on the NASD Bulletin Board.
----------

         EMPLOYMENT CONTRACTS. The Company has a written employment agreement with Mr. George Hastings. Pursuant to this agreement, he receives a base salary of $100,000 per annum. In addition, Mr. Hastings is entitled to awards of restricted stock, stock options, medical insurance coverage and to such annual bonus compensation as determined by the Board of Directors. The award of any bonus compensation, however, is dependent on the achievement of certain performance levels by the Company, including growth in funds from operations, net income, and/or water acres under management. The stock options awarded pursuant to such employment contract is exercisable for a term of seven years at an exercise price equal to the fair market value on such date and are exercisable upon issuance. The employment agreement has an initial three-year term and is automatically extended for an additional year at the end of each year of the agreement, subject to the right of the Company to terminate the contract for cause upon notice or voluntarily by giving at least three months' prior written notice and the payment of severance payment equal to three years of compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 2001, by each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock, the beneficial ownership by each Officer, Director, and the beneficial ownership of all Directors and Officers as a group:

                                                                       AMOUNT AND NATURE OF
NAME & POSITION                                                        BENEFICIAL OWNERSHIP
OFFICERS AND DIRECTORS                                             NUMBER OF COMMON SHARES(%)(1)
----------------------                                             -----------------------------
George S. Hastings, Jr.                                           1,324,322(2)           (21.12%)
President, Chief Executive Officer and Chairman of the Board

Mike Horton                                                          20,000(4)              (.3%)
Chief Financial Officer & Secretary

Kenneth Ostebo                                                       33,000(5)            (0.52%)
Director

Joseph F. Duncan, Sr.                                                45,000(3)            (0.71%)
Director

Charles Porter                                                       24,000(6)            (0.38%)
Director

All officers and directors as a group (seven persons)             1,446,322              (23.14%)

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

     The total number of Common Shares outstanding is 4,923,273 as of June 30, 2001. The total number of options outstanding is 1,327,000 as of such date. Accordingly, the total number of outstanding Common Shares considered outstanding for purposes of computing the above percentages is 6,250,273.

(2) Includes the following Common Shares, warrants and options held of record by Mr. Hastings: 245,322 Common Shares and 1,079,000 Common Shares issuable upon the exercise of 1,034,000 Compensatory Options and 45,000 Director Options.

(3)  45,000 Common Shares issuable upon the exercise of Director Options.

(4) Includes 2,000 shares held of record and 18,000 common shares issuable upon the exercise of compensatory options.

(5)  33,000 Common Shares issuable upon the exercise of Director Options.

(6)  24,000 Common Shares issuable upon the exercise of Directors Options

----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A List of Exhibits is included with this Report and is attached hereto.

                                LIST OF EXHIBITS
                               AQUAPRO CORPORATION

                    ITEM                                                                     EXHIBIT NO.
AquaPro's Charter (1)                                                                            3.1

AquaPro's Amended and Restated Charter (1)                                                       3.2

AquaPro's Articles of Correction to Charter (1)                                                  3.3

AquaPro's Articles of Amendment to Charter (1)                                                   3.4

AquaPro's First Amended and Restated Bylaws (1)                                                  3.5

Plan and Agreement of Consolidation for CCA I - IV (1)                                           3.6

Plan and Agreement of Consolidation for CCA V - VIII (1)                                         3.7

Articles of Merger of CCA I - IV and AquaPro Corporation (1)                                     3.8

Amended Plan and Agreement of Merger of CCA V - VIII and
AquaPro Corporation (2)                                                                          3.9

Articles of Merger of CCA V - VIII and AquaPro Corporation (2)                                   3.10

Form of Common Stock Certificate (1)                                                             4.1

Form of $10.50 Common Stock Warrant (1)                                                          4.2

Form of $10.50 Warrant Agreement (1)                                                             4.3

Form of 10.35% Debenture (1)                                                                     4.4

Form of 10.35% Loan Note Agreement (1)                                                           4.5

Form of Series A Preferred Stock Certificate (1)                                                 4.6

Form of $7.50 Common Stock Warrant (1)                                                           4.7

Form of $9.50 Stock Right (2)                                                                    4.8

Form of $9.50 Stock Rights Agreement (2)                                                         4.9

Exchange Form for Investor Notes (2)                                                             4.10

Form of 10.35% Collateralized Convertible Note (2)                                               4.11

Form of Agency Agreement 10.35% Collateralized
Convertible Notes (2)                                                                            4.12

Form of Security Agreement 10.35% Collateralized
Convertible Notes (2)                                                                            4.13

Marketing Agreement with Delta Pride (1)                                                         10.1

Agreements with Delta Western ("Indi Bell") (1)                                                  10.2

Security Agreement, Guaranty, Note with Community
Bank (1)                                                                                         10.3

Note, Deed of Trust, Security Agreement with Met Life
(Balmoral) (1)                                                                                   10.4

Note and Deed of Trust with Met Life (Cypress Lake) (1)                                          10.5

Employment Agreement with George S. Hastings, Jr. (1)                                            10.6

Employment Agreement with Patricia G. Hastings (1)                                               10.7

Note and Deed of Trust with Sunburst Bank (CCA V) (2)                                            10.8

Note, Deed of Trust, Loan Agreements, and Finance Charge
Agreement with Metropolitan Life (CCA VI) (2)                                                    10.9

Deed of Trust, Assumption Agreements, Modification and
Loan Agreements and other communications with Federal
Land Bank (CCA VII and VIII) (2)                                                                 10.10

Four Agreements with Delta Western ("Indi Bell") (3)                                             10.11

Commitment Letter, Guaranty, Note Agreement, Security
Agreement with Community Bank dated May 14, 1998 (4)                                             10.12

Promissory Note, Interest Rate Disclosure, Settlement Statements,
Deed of Trust and Security Agreement with Farm Credit Bank
of Texas dated June 9, 1998 (4)                                                                  10.13

Contract of Purchase and Sale (5)                                                                10.1

Supplemental Agreement dated June 29, 1999 (5)                                                   10.2

Commitment Letter & Note Agreements with Community
Bank dated April 26, 1999                                                                        10.14

Commitment Letter and Note Agreements with Community Bank dated August 29, 2001                  10.16

Promissory Note agreement with Secured Loans, Inc dated January 5, 2001                          10.17

Promissory Note with Union Planters Bank dated January 5, 2001                                   10.18

Balloon Promissory Note dated May 1, 2001                                                        10.19

Promissory Note with National Fulfillment, Inc. dated March 12, 2001                             10.20

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

(6) Incorporated by reference to the corresponding Exhibit previously filed as An Exhibit to Registrant's Form 10-KSB filed September 28,1999 (File # 000-29258).

(7) Incorporated by reference to the corresponding Commitment Letter & Note Agreements with Community Bank dated April 20, 2000 filed September 28, 2000.

                               AquaPro Corporation

                        Consolidated Financial Statements

                       Years ended June 30, 2000 and 1999

                                    CONTENTS

Report of Independent Auditors.........................................   1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................   2
Consolidated Statements of Operations..................................   4
Consolidated Statements of Changes in Stockholders' Equity.............   5
Consolidated Statements of Cash Flows..................................   6
Notes to Consolidated Financial Statements.............................   7

                         Report of Independent Auditors


The Board of Directors and Stockholders
AquaPro Corporation

We have audited the accompanying consolidated balance sheets of AquaPro Corporation and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaPro Corporation and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jackson, Mississippi
October 11, 2001

                               AquaPro Corporation

                           Consolidated Balance Sheets

                                                            JUNE 30
                                                     2001              2000
                                                  -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                      $       810      $    46,604
   Trade accounts receivable                           85,625          487,987
   Other receivables                                   91,418           87,090
   Live fish inventories                            6,872,915        5,939,966
   Prepaid expenses                                    60,217           52,443
                                                  -----------      -----------
Total current assets                                7,110,985        6,614,090

Property, buildings and equipment:
   Land                                             2,550,314        2,550,314
   Ponds and improvements                           4,352,957        4,285,565
   Buildings                                          602,745          600,387
   Machinery and equipment                          4,186,171        4,246,534
                                                  -----------      -----------
                                                   11,692,187       11,682,800
   Accumulated depreciation                         4,666,525        3,810,231
                                                  -----------      -----------
                                                    7,025,662        7,872,569

Investments in cooperatives                           169,240          169,240
Other assets                                          178,272          160,961







                                                  -----------      -----------
Total assets                                      $14,484,159      $14,816,860
                                                  ===========      ===========

                                                                             JUNE 30
                                                                     2001              2000
                                                                 ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable:
     Bank                                                        $  1,548,961       $    752,870
     Others                                                         1,279,033            595,808
   Accounts payable                                                   740,503            398,063
   Accrued expenses                                                   159,240            145,449
   Current maturities of long-term debt                             1,210,247          1,617,848
                                                                 ------------       ------------
Total current liabilities                                           4,937,984          3,510,038



Long-term debt, less current maturities                             4,811,027          4,977,708

Stockholders' equity:
   Series A Preferred Stock, no par value - authorized
       900,000 shares, cumulative, convertible, 590,623
       issued, none outstanding                                            --                 --
   Preferred stock, par value to be determined by the
       Board of Directors - authorized 100,000 shares, none
       issued                                                              --                 --
   Common stock, no par value - authorized 100,000,000
     shares, issued and outstanding 4,923,273 and 4,905,273
     shares at June 30, 2001 and 2000                              15,392,064         15,383,334
   Unearned compensation                                               (7,183)            (8,320)
   Retained earnings (deficit)                                    (10,649,733)        (9,045,900)
                                                                 ------------       ------------
Total stockholders' equity                                          4,735,148          6,329,114
                                                                 ------------       ------------
Total liabilities and stockholders' equity                       $ 14,484,159       $ 14,816,860
                                                                 ============       ============




See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Operations

                                                       YEAR ENDED JUNE 30
                                                    2001               2000
                                                 -----------       -----------
Net sales                                        $ 4,787,464       $ 6,993,856
Cost of products sold                              4,515,331         5,033,679
                                                 -----------       -----------
Gross profit                                         272,133         1,960,177
Selling, general and administrative                1,361,249         1,696,391
                                                 -----------       -----------
Operating income (loss)                           (1,089,116)          263,786

Other income (expense):
   Interest expense                                 (790,527)         (644,558)
   Patronage dividends                               249,833           209,780
   Other, net                                         25,977            22,163
                                                 -----------       -----------
                                                    (514,717)         (412,615)
                                                 -----------       -----------
Net loss                                         $(1,603,833)      $  (148,829)
                                                 ===========       ===========
Basic and diluted net loss per common share      $      (.33)      $      (.03)
                                                 ===========       ===========
Weighted average basic and diluted
   common shares outstanding                       4,917,243         4,875,812
                                                 ===========       ===========


See accompanying notes.

                               AquaPro Corporation

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                            Retained         Total
                                                    Common Stock             Unearned        Earnings      Stockholders'
                                               Shares         Amount       Compensation     (Deficit)         Equity
                                              ---------     -----------    ------------   ------------     -------------
Balance at July 1, 1999                       4,890,381     $15,371,912      $(32,444)   $ (8,897,071)       $6,442,397
Net loss for the year ended June 30, 2000                                                    (148,829)         (148,829)
Common stock issued to employees
   for future services                           12,500          10,563       (10,563)                               --
Cancellation of common stock
   granted to former employees                   (1,500)         (1,198)        1,198                                --
Amortization of unearned compensation                                          33,489                            33,489
Issuance of common stock                          3,892           2,057                                           2,057
                                              ---------     -----------      --------    ------------        ----------
Balance at June 30, 2000                      4,905,273      15,383,334        (8,320)     (9,045,900)        6,329,114
Net loss for the year ended June 30, 2001                                                  (1,603,833)       (1,603,833)
Common stock issued to employees
   for future services                           18,000           8,730        (8,730)
Amortization of unearned compensation                                           9,867                             9,867
                                              ---------     -----------      --------    ------------        ----------
Balance at June 30, 2001                      4,923,273     $15,392,064      $ (7,183)   $(10,649,733)       $4,735,148
                                              =========     ===========      ========    ============        ==========

See accompanying notes.

                               AquaPro Corporation

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED JUNE 30
                                                                                 2001             2000
                                                                              -----------       ---------
OPERATING ACTIVITIES
Net loss                                                                      $(1,603,833)      $(148,829)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                902,040         871,335
     Gain on disposals of equipment                                               (30,092)        (10,082)
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable                           402,362        (244,851)
       (Increase) decrease in live fish inventories                              (932,949)        324,957
       Increase in prepaid expenses, other receivables, and other assets          (29,413)        (26,672)
       Increase in accounts payable and accrued expenses                          356,231         137,958
                                                                              -----------       ---------
Net cash provided by (used in) operating activities                              (935,654)        903,816

INVESTING ACTIVITIES
Purchases of property and equipment                                              (103,817)       (793,048)
Proceeds from disposals of equipment                                               88,643          27,509
                                                                              -----------       ---------
Net cash used in investing activities                                             (15,174)       (765,539)

FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                        1,479,316         (39,815)
Principal payments on long-term borrowings                                     (1,507,965)       (664,776)
Proceeds from long-term borrowings                                                933,683         526,654
                                                                              -----------       ---------
Net cash provided by (used in) financing activities                               905,034        (177,937)
                                                                              -----------       ---------
Net decrease in cash and cash equivalents                                         (45,794)        (39,660)
Cash and cash equivalents at beginning of year                                     46,604          86,264
                                                                              -----------       ---------
Cash and cash equivalents at end of year                                      $       810       $  46,604
                                                                              ===========       =========

SUPPLEMENTAL CASH FLOW INFORMATION-
Interest paid                                                                 $   758,000       $ 621,000
                                                                              ===========       =========

NON-CASH FINANCING ACTIVITIES
Common stock issued to employees for future services                          $     8,730       $  10,563
                                                                              ===========       =========
Issuance or assumption of long-term debt:

   Land and ponds and improvements                                            $        --       $ 836,250
                                                                              ===========       =========
   Machinery and equipment                                                    $        --       $  40,000
                                                                              ===========       =========



See accompanying notes.

                               AquaPro Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

AquaPro Corporation (the "Company") and its wholly owned subsidiaries American Fisheries Corporation ("American") and Circle Creek Aquaculture, Inc. ("Circle Creek") own and operate nine catfish farms located in the delta area of the State of Mississippi. All material intercompany transactions and balances have been eliminated in consolidation.

The Company conducts catfish farming activities on approximately 2,650 water acres within the State of Mississippi. Catfish farming is concentrated in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. Catfish are sold principally to retail grocery stores and restaurants by catfish processors. The Company's sales are to a limited number of processors and collateral is generally not required. Five processors represented 27%, 20%, 18%, 15% and 10% of the Company's net sales for the fiscal year ended June 30, 2001, and three processors represented 36%, 32% and 14% of the Company's net sales for the fiscal year ended June 30, 2000.

Fish prices are affected by changes in market demand and supply and may fluctuate significantly from period to period.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                               AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Live fish inventories are purchased as "fingerlings" (generally, 5 to 6 inches in length) and are grown to a marketable size over 9 to 18 months. Because the production cycle generally exceeds one year, management anticipates certain live fish inventories on hand at June 30, 2001 may not be sold during fiscal 2002. Live fish inventories are classified as a current asset in the accompanying consolidated balance sheets consistent with industry practice. The quantities of live fish inventories are determined based upon estimated growth from feed fed and are reduced for the actual quantities sold and observed mortality. The Company estimates fish grow-out based upon 2.5 pounds of feed fed per one pound of live fish growth. The estimated fish grow-out, which includes estimated mortality based on the Company's experience, is based upon published industry data and actual experience of the Company. In addition to the estimated mortality, reductions in inventories for observed mortality are recorded as observed. Management assesses the accuracy of the perpetual inventory records by periodic comparisons with observations of the catfish feeding in each pond and analysis of the trend of pounds of feed fed relative to the pounds of catfish reflected in the perpetual inventory records by pond. Costs associated with live fish production are accumulated and capitalized during the growing period and consist principally of feed, labor and overhead required to grow the live fish to a marketable size. Each pond is closed approximately every 8 to 10 years and the perpetual inventory records are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in mortality higher than the Company's estimated mortality.

Management monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company's actual mortality will vary significantly from estimates. The cost of producing fish for harvest is subject to the cost of grains, which is susceptible to significant fluctuations in the commodity markets. The Company establishes prices for a portion of its anticipated feed purchases over specified periods of time through various feed purchase agreements.

PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets' estimated useful lives (15 years for ponds and improvements, 15 to 20 years for buildings, and 3 to 7 years for machinery and equipment).

                               AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding. Common equivalent shares (stock options and warrants) outstanding have not been included in the computation of diluted net loss per common share due to their antidilutive effects for the years presented.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB statement No. 121, Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company continually reevaluates the carrying value of its long-lived assets for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized through a charge to operations when the carrying value exceeds the fair value of the asset.

                               AquaPro Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value, and establishes "special accounting" for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value though income. The effect of adopting this statement in fiscal 2001 was not material to the consolidated net loss and financial position of the Company.

In June 2001, the FASB issued statements of No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Management does not anticipate the adoption of the new rules will have a material effect on the consolidated earnings and financial position of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the fiscal 2001 presentation.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2001 and 2000, the Company incurred net losses of $1,603,833 and $148,829, respectively, and had aggregate accumulated deficits in operations at June 30, 2001 of $10,649,733. These factors create substantial doubt about the Company's ability to continue as a going concern.

                               AquaPro Corporation

2.  GOING CONCERN (CONTINUED)

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately attain profitability.

Subsequent to June 30, 2001, the Company reached its limit on borrowings available under the $990,000 revolving line of credit and had approximately $200,000 remaining under the $1,550,000 revolving line of credit used solely to fund purchases of feed (see Note 4). Management attributed these additional borrowings to increased catfish production, along with the end of the growing season approaching. The growing season, or months in which catfish are fed, generally is from March through October. As described in Note 4, the required principal and interest payments on borrowings under the revolving lines of credit consist of collections on accounts receivable applied equally to each line of credit.

The lines of credit mature October 15, 2001 at which time management anticipates the lines will be renewed on a month-to-month basis at the discretion of the bank. As of late September 2001, the Company was past due on certain accounts and notes payable. The Company has been in contact with its creditors and management has obtained agreements for extended terms where possible. The Company is not, to its knowledge, a party to any creditor lawsuits.

Based upon management's projected sales volume at current sales prices for the period July 1, 2001 through June 30, 2002, management anticipates the Company's fish sales should be sufficient to repay borrowings under the revolving lines of credit by March 2002 and to fund operating expenses through June 30, 2002. In addition management anticipates there will be sufficient cash flows from operations to fund principal and interest payments on other loans due through June 30, 2002 or that the Company can obtain extensions or similar credit facilities from other lenders. Based upon the anticipated repayment of the revolving lines of credit and the collateral, which would be available to secure additional borrowings, management believes that the Company will be able to renew the present revolving lines of credit for the same amounts or obtain credit agreements with similar terms. The revolving lines of credit are collateralized by accounts receivable (book value of $85,625 at June 30, 2001), live fish inventories (book value of $6,872,915 at June 30, 2001), investment in certain cooperative stock (book value of $112,000 at June 30, 2001), and property and buildings (book value of $7,025,662 at June 30, 2001).

                               AquaPro Corporation

2.  GOING CONCERN (CONTINUED)

Notwithstanding the above, management believes that additional capital or restructuring of the timing of payments of the Company's obligations will be necessary to alleviate the operational difficulties from cash flows being limited by collections on accounts receivable being applied to the Company's lines of credit (see Note 4), high interest rate debt, and to fund the Company's growth. The Company is seeking additional capital for operations and capital expenditures through equity or debt financing, collaborative arrangements with corporate partners, equipment lease financing or funds from other sources. No assurance can be given that such funds will be available to the Company on acceptable terms, if at all. While management believes it can extend or refinance current obligations as they become due, there are no assurances that such extensions or refinancings will occur or at terms favorable to the Company.

3.  INVESTMENTS IN COOPERATIVES

Investments in cooperatives consist of the following:

                                                            JUNE 30
                                                       2001         2000
                                                     --------     --------
       Fishco, Inc.                                  $112,000     $112,000
       Indi-Bell, Inc.                                 57,240       57,240
                                                     --------     --------
                                                     $169,240     $169,240
                                                     ========     ========

The ownership of Fishco, Inc. ("Fishco") stock provides the Company the right to sell live catfish to Fishco. Substantially all of the Company's catfish feed purchases are from Indi-Bell, Inc.

4.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable-bank consist of borrowings under a $900,000 revolving line of credit used solely to fund purchases of feed ($801,414 outstanding at June 30, 2001) and an $800,000 revolving line of credit ($747,547 outstanding at June 30,
2001). Interest accrues at 9.65%. Interest and principal is paid from collections of accounts receivable applied equally to each line of credit.

                               AquaPro Corporation

4.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

On August 29, 2001, the $900,000 and the $800,000 revolving lines of credit were replaced with a $1,550,000 line of credit to fund feed purchases and a $990,000 revolving line of credit. Interest accrues at 9.65% and both lines of credit mature October 15, 2001. The lines of credit may be renewed in 30-day increments, at the discretion of the bank.

Notes payable other consists of the following:

                                                                       JUNE 30
                                                                  2001          2000
                                                               ----------      --------
    Note payable to an individual with interest
        payable monthly at 12% and principal
        due in April 2002                                      $  600,000      $400,000
    Borrowings under a $175,000 credit facility
        with a financial institution with interest at 12%
        and borrowings due six months from the date
        of advance                                                129,841        85,808
    Note payable to a corporation with interest at
        18%, due on demand                                        100,000            --
    Notes payable to an officer and director with
        interest at 12% and no stated maturity                    110,000       110,000
    Notes payable to various financial institutions
        with interest at variable rates (12% at June 30,
        2001)                                                     129,586            --
    Notes payable to an officer and director with
        interest at variable rates (12% at June 30,
        2001) and no stated maturity                              209,606            --
                                                               ----------      --------
                                                               $1,279,033      $595,808
                                                               ==========      ========

The weighted average interest rate on short-term borrowings outstanding as of June 30, 2001 was 13%.

                               AquaPro Corporation

4.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following:

                                                                                             JUNE 30
                                                                                        2001            2000
                                                                                     ----------      ----------
Note payable to a bank with annual principal and interest payments of approximately $142,000 through 2018; interest accrues at a variable
rate (6.5% at June 30, 2001)                                                         $1,319,694      $1,356,045

Note  payable to a financial institution with monthly principal and
interest payments of $11,750 through 2008 with interest at 13%                          604,836              --

Note payable to bank with monthly principal and interest payments of $6,542 through January 2006 with interest at prime plus 5% (11.75% at
June 30, 2001)                                                                          266,667              --

Note payable to a bank paid in fiscal 2001                                                   --         925,875

Convertible notes payable with interest due quarterly at 10.35% and
principal due December 2001                                                             100,000         100,000

Convertible notes payable with interest due quarterly at 10.35% and
principal due December 2002                                                             363,593         363,593

Note payable to a bank with annual principal payments of $43,610 through 2003;
interest accrues at prime rate plus one percent (7.75%
at June 30, 2001) and is payable semi-annually                                          130,829         130,633

Convertible  notes payable with interest due quarterly at 7.15% and
principal due December 2003                                                              25,212          25,212

Notes payable to various finance companies with annual payments aggregating approximately $55,000 including interest at rates ranging
from 8.49% to 11.3%, maturing at various dates through 2005                             144,692         226,682

Capital lease obligations with quarterly payments aggregating $16,281 including
interest at effective rates of 8.5% to 12.5% through June 2004                           73,873         117,517

Note payable to an officer and director of the Company with monthly
payments of $3,810 including interest at 8.75%, maturing April 2003                      99,269         114,354

                               AquaPro Corporation

Note payable to a former officer and director of the Company with monthly payments of $4,000 including interest at 8.75%, maturing
January 2003                                                                         $   73,102      $  112,808

Notes payable to various banks and finance companies with monthly payments aggregating $8,174 including interest at rates ranging from

7.6% to 11.5%, maturing at various dates through July 2004                              104,257         227,596

Note payable to an individual with annual payments of $200,000 including interest at prime less 1.75% (5% at June 30, 2001), maturing
April 2014                                                                            1,710,023       1,801,908

Note payable to bank with annual principal and interest payments of
$84,845 through 2020 with interest at 8.5%                                              783,555         800,000

Notes payable to individuals with monthly payments aggregating
$3,449 including interest at 8%, maturing May 2002                                       42,808          73,310

Notes payable to various finance companies with quarterly payments aggregating
$14,134 including interest at rates ranging from 7.6% to
8.19%, maturing at various dates through June 2005                                      178,864         220,023
                                                                                     ----------      ----------
                                                                                      6,021,274       6,595,556
Less current maturities                                                               1,210,247       1,617,848
                                                                                     ----------      ----------
                                                                                     $4,811,027      $4,977,708
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

Substantially all trade accounts receivable, live fish inventories, property, buildings and equipment and cooperative stock are pledged as collateral to the note payable to bank and long-term debt. The Company is required, by provisions of certain of the loan agreements, to maintain annually minimum net worth, current and debt service coverage ratios, which were not met as of June 30, 2001. The Company obtained a waiver of those covenants through June 30, 2002.

                               AquaPro Corporation

4.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The aggregate annual maturities of long-term debt at June 30, 2001 are as follows:

         2002                                              $1,210,247
         2003                                                 539,932
         2004                                                 432,679
         2005                                                 390,685
         2006                                                 152,666
         Thereafter                                         3,295,064
                                                           ----------
                                                           $6,021,273
                                                           ==========

5.  COMMON STOCK

During fiscal 2001 and 2000, the Company granted to key employees 18,000 shares of common stock at $.49 per share and 12,500 shares of common stock at $.85 per share, respectively. The shares generally vest after a two-year period. Unearned compensation expense is amortized to selling, general and administrative expenses in the accompanying consolidated statements of operations over the vesting period. Common shares totaling 1,500 previously granted were canceled during fiscal 2000.

6.  EMPLOYEE STOCK OPTIONS

The Company granted directors and certain key employees, options to purchase shares of common stock during the fiscal years ended June 30, 2001 and 2000 as follows:

                                                                Weighted Average
                                                  Shares         Exercise Price
                                                ---------       ----------------
         Outstanding at July 1, 1999              765,000             1.87
         Granted                                  432,000              .84
                                                ---------
         Outstanding at June 30, 2000           1,197,000             1.50
         Granted                                  130,000              .50
                                                ---------
         Outstanding at June 30, 2001           1,327,000             1.40
                                                =========

                               AquaPro Corporation

6.  EMPLOYEE STOCK OPTIONS (CONTINUED)

Following is a summary of the status of options outstanding at June 30, 2001:

                                            Weighted Average
        Exercise          Number of            Remaining         Weighted Average
      Price Range           Shares          Contractual Life      Exercise Price
     -------------        ---------         ----------------     ----------------
     $ .38 - $ .63         130,000              6 years               $  .50
       .56 -  1.25         432,000              5 years                  .84
       .69 -  1.88         341,000              4 years                  .94
      2.84 -  3.25         250,000              3 years                 3.05
      2.00                 174,000              2 years                 2.00

The options were granted for a seven-year period and are exercisable at anytime prior to their expiration at various dates from March 31, 2002 to March 31, 2008. The weighted average remaining life of the options is 4.1 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 3.277 and 1.852 for fiscal 2001 and 2000, respectively; weighted-average expected life of options of three years; risk-free interest rate of 6%; and no dividend yield.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted for the fiscal years ended June 30, 2001 and 2000 is amortized to expense over the vesting period. The Company's pro forma net losses were $1,668,833 and $472,829 for the fiscal years ended June 30, 2001 and 2000, respectively, and the Company's pro forma basic and diluted loss per common share was $.34 and $.10, respectively, for those same periods. The weighted average fair value of options granted during the fiscal years ended June 30, 2001 and 2000 was $.50 and $.75, respectively.

                               AquaPro Corporation

7.  INCOME TAXES

The Company has consolidated net operating loss carryforwards for income tax purposes of approximately $13,300,000 at June 30, 2001, which expire at various dates through 2021.

Components of the Company's deferred tax assets were as follows:

                                                                             JUNE 30
                                                                        2001             2000
                                                                    ------------      -----------
   Deferred tax assets (liabilities) - noncurrent:
     Net operating loss carryforward                                $  4,907,000      $ 4,264,000
     Goodwill for income tax purposes                                    310,000          343,000
     Property, buildings and equipment                                  (189,000)        (187,000)
     Other                                                                22,000           30,000
                                                                    ------------      -----------
                                                                       5,050,000        4,450,000
   Valuation allowance for deferred tax assets                        (5,050,000)      (4,450,000)
                                                                    ------------      -----------
   Net deferred tax assets                                          $         --      $        --
                                                                    ============      ===========


8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values at June 30, 2001 and 2000. The carrying amount for investments in cooperatives approximates their fair value at June 30, 2001 and 2000 based upon estimates of recent sales of stock of the cooperatives obtained by management.

The fair value of notes payable and long-term debt, which was estimated using discounted cash flow analysis based upon the Company's incremental borrowing rates for similar borrowings arrangements, approximated their carrying amounts at June 30, 2001 and 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunflower, Mississippi on October 15, 2001.

                                         AQUAPRO CORPORATION
Dated: October 15, 2001                  By: /s/ George S. Hastings, Jr.
                                             -----------------------------------
                                             George S. Hastings, Jr.
                                             Chief Executive Officer, President
                                             and Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the date indicated.

By: /s/ George S. Hastings, Jr.                           October 15, 2001
    -----------------------------------
George S. Hastings, Jr.,
Chief Executive Officer, President
(Principal Executive Officer and
Principal Accounting
Officer) and Chairman of the Board

By: /s/ Charles Porter                                    October 15, 2001
    -----------------------------------
Charles Porter, Director

By: /s/ Joseph F. Duncan, Sr.                             October 15, 2001
    -----------------------------------
Joseph F. Duncan, Sr., Director

By: /s/ Ken Ostebo                                        October 15, 2001
    -----------------------------------
Ken Ostebo, Director