Form 10QSB
period 2001-09-30
AQUAPRO CORP
filed 2001-11-13
CIK 1023367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2001

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

Yes [X]       No [ ]

As of October 13, 2001, Registrant had outstanding 4,921,023 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

                                      INDEX

                                                            Page No.
PART 1.      FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets at
             September 30, 2001 (unaudited) and
             June 30, 2001                                     3

             Condensed Consolidated Statements of
             Operations for the Three Months ended
             September 30, 2001 and 2000 (unaudited)           5

             Condensed Consolidated Statements of
             Cash Flows for the Three Months ended
             September 30, 2001 and 2000 (unaudited)           6

             Notes to Unaudited Condensed Consolidated
             Financial Statements                              7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

PART II.     OTHER INFORMATION

    Item 1.  Changes in Securities                             8

    Item 2.  Exhibits and Reports on Form 8-K                  8

                      PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements

                           AquaPro Corporation

                  Condensed Consolidated Balance Sheets


                                           September 30,      June 30,
                                               2001             2001

                                           (Unaudited)        (Note 1)
Assets

Current assets:

 Cash and cash equivalents                  $     2,658      $       810

 Trade accounts receivable                      138,909           85,625

 Other receivables                                2,232           91,418

 Live Fish Inventories                        7,587,142        6,872,915

 Prepaid expenses                                11,728           60,217
                                            -----------      -----------
Total current assets                          7,742,669        7,110,985

Property, buildings and equipment, net        6,828,923        7,025,662

Investments in cooperatives                     169,240          169,240

Other assets                                    159,184          178,272
                                            -----------      -----------
Total assets                                $14,900,016      $14,484,159
                                            ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                             September 30,       June 30,
                                                 2001              2001
                                             (Unaudited)         (Note 1)
Liabilities and stockholders' equity

Current liabilities:

   Notes payable                             $  3,518,027       $  2,827,994

   Accounts payable                             1,028,726            740,503

   Accrued expenses                               265,795            159,240

   Current maturities of long-term debt         1,055,496          1,210,247
                                             ------------       ------------
Total current liabilities                       5,868,044          4,937,984

Long-term debt, less current maturities         4,770,020          4,811,027
                                             ------------       ------------
Total liabilities                              10,638,064          9,749,011
                                             ------------       ------------

Stockholders' equity:
   Common stock, no par value - authorized
   100,000,000 shares, issued and
   outstanding 4,911,273 at September 30,
   2000 and 4,905,273 shares at
   June 30, 2001                               15,389,659         15,392,064

   Unearned compensation                           (4,614)            (7,183)

   Retained earnings (deficit)                (11,123,093)       (10,649,733)
                                             ------------       ------------
Total stockholders' equity                      4,261,952          4,735,148
                                             ------------       ------------
Total liabilities and stockholders'
equity                                       $ 14,900,016       $ 14,484,159
                                             ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                Three Months ended
                                                    September 30

                                                2001             2000
                                            -----------       ------------
Net sales                                   $   881,901       $ 1,350,240

Cost of products sold                         1,015,973         1,082,446
                                            -----------       -----------

Gross profit                                  ( 134,072)          267,794


Selling, general and administrative             224,610           387,680
                                            -----------       -----------

Operating (loss)                               (358,682)         (119,886)


Other income (expense):

   Interest expense                            (208,805)         (205,817)

   Other, net                                    94,127            59,943
                                            -----------       -----------
                                               (114,678)         (145,874)
                                            -----------       -----------

Net (loss)                                  $  (473,360)      $  (265,760)
                                            ===========       ===========

Basic and diluted net (loss) per share      $     (0.10)      $     (0.05)

Basic and diluted weighted average common
shares outstanding                            4,921,023         4,911,273

See accompanying notes to unaudited condensed consolidated financial statements.

                             AquaPro Corporation

                 Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                            Three Months ended
                                                                September 30

                                                            2001             2000

Net cash used in operating activities                    $(532,491)     $(1,054,145)



Cash flows from investing activities:

Purchases of property and equipment                         (1,136)         (34,244)

Proceeds from disposal of equipment                          1,200                0

(Investment in) sale of joint venture                       40,000          (40,000)
                                                         ---------      -----------
Net cash provided by (used in) investing
  activities                                                40,064          (74,244)



Cash flows from financing activities:

Net increase in notes payable                              690,033        1,119,343

Proceeds from long-term borrowings                               0          171,973

Principal payments on long-term borrowings                (195,758)        (168,077)
                                                         ---------      -----------

Net cash provided by financing activities                  494,275        1,123,239
                                                         ---------      -----------

Net increase/(decrease) in cash and cash equivalents         1,848           (5,150)

Cash and cash equivalents at beginning of
period                                                         810           46,604
                                                         ---------      -----------


Cash and cash equivalents at end of
period                                                   $   2,658      $    41,454
                                                         =========      ===========

See accompanying notes to unaudited condensed consolidated financial statements

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month period ended September 30, 2001 is not necessarily indicative of the results that may be expected for year ended June 30, 2002.

The consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE. Net sales during the three-month period ended September 30, 2001 totaled $881,901 compared to $1,350,240 for the same period in 2000. This represents a decrease of $468,339 or 34.7%. Volume decreased 383,813 pounds to 1,516,930 pounds of fish sold compared to 1,900,743 pounds sold during the three-month period ended September 30, 2000. Accordingly, volume represented a 20.2% decrease during the three months ended September 30, 2001 compared to the same period in 2000. The average price per pound sold declined from 71.04 cents per pound in the three months ended September 30, 2000 to 58.1 cents per pound in the same period in 2001. The decrease in the price of fish and the reduced volume is primarily because of competition from Basa fish from Vietnam being sold as catfish in the United States. This fish is not the same species as the U.S. farm raised catfish and is not called catfish in Vietnam, where it is grown in the Mekong river. Marketed in past years under the names "White Roughy" and "Chinese Sole", the fish did not gain acceptance until importers began unlawfully labeling it as catfish. The use of the picture of the U.S. catfish on the box and names such as "Delta farms" aided in the deception. The Company believes that species substitution is illegal in the United States and the American consumer has the right to know what it is eating and to not be intentionally mislead.* According to the data furnished by the U.S. Department of Census, imported Basa fish has increased from less than one percent of the United States market in 1996 to approximately 20% of the frozen catfish fillet market in 2001. The market for fillets was the most lucrative portion of the fish product. The Basa fish is being marketed for approximately two thirds of the price of U.S. Farm raised catfish. Catfish processors have lost sales to this Basa fish and have responded by reducing the price paid to U.S. farmers and the Company. Presently, the processors have excess inventories and have further reduced the pounds of fish purchased from the Company and other farmers. The Company has joined with the Catfish Farmers of America in taking action to fight what we believe is "dumping" of fish below cost and illegal identification.* As delineated more fully in the Company's June 30, 2001 form 10KSB, the U.S. catfish industry is pursuing this matter. As of November 8, 2001, both the House of Representatives and the Senate have passed versions of a bill, attached to the farm appropriation bill, which would limit the use of the name catfish to the United States catfish species. Additionally, a national law firm has been hired by the catfish industry to pursue anti-dumping remedies as well as plaintiff lawyers for class action lawsuits for damage to the catfish industry and individual farming operations.* It is not known whether any of these efforts will be successful and if successful what the final results will be.*

COST OF PRODUCTS SOLD AND MARGIN. Cost of products sold was $1,015,973, a decrease of $ 66,473 or 6.17% compared to the same three-month period of 2000, while net sales decreased 34.7%. On a per pound basis, the costs of products sold increased from 56.9 cents in the three-month period ended September 30, 2000 to 67.0 cents in the same period in 2001. Margin from fish sales was -15.2% during the three-month period ended September 30, 2001 as compared to 19.8% in the same period in 2000. Mortality loss was 359,914 pounds for the three-month period ended September 30, 2001 compared to 11,878 pounds in the same period in 2000. Mortality charged to costs of products sold was $193,801 or 12.8 cents per pound compared to $6,758 in the same period of 2000. Without this additional mortality loss, cost of products sold would have been 54.2 cents a decrease from the same period in the previous year of 2.7 cents or 5%. All of the Company's ponds had increased poundage of live fish during this period due to the processors requirement of 25% larger fish during fiscal 2001. Sales from previous quarter had been reduced as the fish were grown to the larger size. The Company's normal practice of "toping off" the biggest fish for sales and to reduce the population load on the ponds' oxygen supply, was not possible during this period. Therefore, the fish population in the ponds was greater in number as well as greater in weight and mass. Larger fish require more oxygen and increased numbers of fish require increased oxygen. Water in the ponds is hottest during the September 30 ending quarters and hot water holds less oxygen than cool water. Despite 24 hour surveillance of the ponds and application of all available aeration equipment, the Company suffered a loss of approximately 3% of its live fish inventory. The newest farm, Indian Lakes, suffered 63% of the total loss. This farm had older aeration equipment, which experienced mechanical break downs increasing mortality losses. The Company plans to reduce the number of head stocked in its ponds to increase the individual average harvest weight and better utilize the ponds oxygen content.*

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended September 30, 2001 were $224,610 or $163,070 or 42% less than the same period last year. Net sales decreased 34.7% in comparison to the same period. The Company's continued reduction in the administrative workforce has resulted in significantly lower general and administrative costs.* However, the large decrease in pounds of fish sold during the quarter ended September 30, 2001 resulted in higher costs per pound of fish actually sold. The selling, general and administrative expenses represented an increase in relation to sales volume, from 20.4 cents per pound sold in the three-month period ending September 30, 2000 to 23.6 cents per pound in the same period in 2001.

*Due to the significant decline in volume from the same period last year, the cost per pound ratio is much higher than it would be if projected sales levels were achieved.

Also, the Company is selling fish to certain processors in which the Company does not own any of the processors' stock. Those processors charge non-members processing fees, and those additional costs are reflected in selling expense. In addition, the Company has taken discounts from some selling prices to receive payment quicker than the normal payment period. These discounts are also charged to sales costs.

INTEREST EXPENSE. Interest expense increased $2,988 or 1.5% to $208,805 in the three-month period ended September 30, 2001 compared to the same period in 2000 from higher debt offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a current ratio of 1.32 to one, compared to 1.44 to one at June 30, 2001. Current assets exceeded current liabilities by $1,874,625 as of September 30, 2001 compared to $2,073,001 as of June 30, 2001.

Live fish inventories increased 2.2 million pounds from approximately 12.1 million pounds on June 30, 2001 to approximately 14.3 million pounds on September 30, 2001, while the cost basis of this inventory increased by $714,227. During the summer months and through the end of October, fish consume the greatest amount of feed during the year. The fish inventory in the ponds does not increase significantly during the winter months because fish do not eat in colder weather.

For the three-month period ended September 30, 2001, the Company had net operating cash outflow of $532,491 compared to net operating outflow of $1,054,145 for the same period in the previous year.

During the three-month period ended September 30, 2001, the Company sold its partnership interest in the Sunflower processing plant to its partner Farmland Industries for its original purchase price of $40,000.

Through the end of September 2000, the Company continued to feed its fish at unrestricted levels through its peak feeding season and was able to increase the size of its fish in inventory to comply with the larger size requirements of processors. The Company believes that it has successfully produced and has 9 to 10 million pounds of marketable-sized fish in its inventory as of September 30, 2001.* During the quarter ending September 30, 2001, normal fish sales were greatly reduced below both budget and historical levels and the price received for fish sold sank to a ten-year low, primarily due to loss of market due to the surge in Basa fish sold as catfish. As a result the Company is experiencing a severe cash flow shortage. The Company is no longer current on all of its notes payable and long-term debt. Payroll, and payroll tax obligations are current. However, approximately two-thirds of unsecured vendor accounts payable of approximately $1 million relating to purchases through September 2000 are past due. The Company had reached the credit limit on its $990,000 production line of credit and has available approximately $200,000 on its $1,500,000 feed line of credit as of September 30, 2001. The Company's feed and production lines of credit with a bank require that all collections of accounts receivable are applied to the outstanding balance of each line until approximately $200,000 per month/per line is collected. The payback period begins November 15, 2001 and ends March 1, 2002. Amounts collected each month in excess of this amount are available to the Company to apply to other bills and expenses. Company believes that it has enough marketable fish in inventory, even at reduced prices, to repay the bank credit lines and its vendor accounts. However, other catfish farmers are also in similar distressed financial condition and the competition to immediately sell fish to repay banks and vendors makes it impossible for the Company to move all of its marketable fish through the constricted market at anything other than a measured pace.* To date, the Company has been successful in negotiating with vendors for forbearance in their collection efforts. Partial payments on the oldest aged payables have been accepted. No collection lawsuits have been filed as of November 9, 2001. Negotiations are underway with the credit line bank to modify its repayment terms to allow the time necessary for the company to satisfy all of its obligations. While the bank has agreed to such modifications in the past, it is not known whether the bank will do so again this year nor to what extent modification would be allowed if granted.* The Company continues to look for additional outside capital from industry or non-industry investors. To date it has been unsuccessful in obtaining any additional outside equity or debt financing.

SUBSEQUENT EVENTS

Effective October 25, 2001 the Company's Chief Financial Officer, Mike Horton, retired. Mr. Horton remains available to the Company on a private consulting basis as needed. His day-to-day duties are being handled by Mrs. Tina Grimes. Mrs. Grimes served as the head of production accounting for the Company from 1997 through 1999. In 2000 she was promoted to the head of financial and production accounting.

PART II.  OTHER INFORMATION

Item 1.  Changes in Securities

            During the quarter ending September 30, 2001 the company issued 6,000 shares of restricted Common stock to senior management. The stock has a two year vesting period.

Item 2.     Exhibits and Reports on Form 8-K

Exhibits:   None

Reports on Form 8-K:          None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    AquaPro Corporation
                                       (Registrant)



Dated: November 12, 2001            By: /s/ George S. Hastings, Jr.
                                    Chief Executive Officer,
                                    President and
                                    Chairman of the Board