Form 10QSB
period 2001-12-31
AQUAPRO CORP
filed 2002-02-14
CIK 1023367

                         UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 2001

or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ___________ to

                         Commission file number 0-29258

                               AQUAPRO CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Tennessee                                    62-1598919
---------------------------------            ----------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification number)

                  1100 Highway 3, Sunflower, Mississippi 38778
              -----------------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code: (662) 569-3331

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of December 31, 2001, Registrant had outstanding 4,923,273 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one): Yes [ ]  No [X]

                                      INDEX

PART 1.      FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS                         Page No.
             Condensed Consolidated Balance Sheets at
             December 31, 2001 (unaudited) and
             June 30, 2001                                   2

             Condensed Consolidated Statements of
             Operations for the three and six months ended
             December 31, 2001 and 2000 (unaudited)          4

             Condensed Consolidated Statements of
             Cash Flows for the six months ended
             December 31, 2001 and 2000 (unaudited)          6

             Notes to Unaudited Condensed Consolidated
             Financial Statements                            7


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7

PART II.     OTHER INFORMATION


    Item 1.  Legal Proceedings                              13

    Item 2.  Changes in Securities                          13

    Item 3.  Defaults Upon Senior Securities                13

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                        13

    Item 5.  Other Information                              13

    Item 6.  Exhibits and Reports on Form 8-K               13

                          PART 1. FINANCIAL INFORMATION

Item 1.                       Financial Statements

                               AquaPro Corporation

                      Condensed Consolidated Balance Sheets

                                                  December 31,         June 30,
                                                     2001                2001
                                                  (Unaudited)          (Note 1)
                                                  ------------       -----------
Assets
Current assets:
 Cash and cash equivalents                        $     1,552        $       810
 Trade accounts receivable                             99,082             85,625
 Other receivables                                          0             91,418
 Live fish inventories,net                          6,414,028          6,872,915
 Prepaid expenses                                      11,849             60,217
                                                  -----------        -----------
Total current assets                                6,526,511          7,110,985
Property, buildings and equipment, net              6,631,047          7,025,662
Investments in cooperatives                           169,240            169,240
Other assets                                          148,943            178,272

                                                  -----------        -----------
Total assets                                      $13,475,741        $14,484,159
                                                  ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          December 31,           June 30,
                                                             2001                  2001
                                                          (Unaudited)            (Note 1)
                                                          ------------         ------------
Liabilities and stockholders' equity

Current liabilities:
   Notes payable                                          $  2,996,458         $  2,827,994
   Accounts payable                                          1,192,787              740,503
   Accrued expenses                                            317,212              159,240
   Current maturities of long-term debt                        586,959            1,210,247
                                                          ------------         ------------

Total current liabilities                                    5,093,416            4,937,984


Long-term debt, less current maturities                      5,051,793            4,811,027
                                                          ------------         ------------

Total liabilities                                           10,145,209            9,749,011
                                                          ------------         ------------

Stockholders' equity:
   Common stock, no par value -
   authorized 100,000,000 shares,
   4,923,273 issued and outstanding shares
   at December 31, 2001 and 4,905,273
   shares at June 30, 2000                                  15,389,658           15,392,064
   Unearned compensation                                        (3,009)              (7,183)
   Retained earnings (deficit)                             (12,056,117)         (10,649,733)
                                                          ------------         ------------

Total stockholders' equity                                   3,330,532            4,735,148
                                                          ------------         ------------

Total liabilities and stockholders'
equity                                                    $ 13,475,741         $ 14,484,159
                                                          ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months ended
                                                          December 31
                                                -------------------------------
                                                    2001                2000
                                                -----------         -----------
Net sales                                       $ 1,326,239         $ 2,209,523
Cost of products sold                             1,658,158           1,952,947
                                                -----------         -----------
Gross profit                                       (331,919)            256,576

Selling, general and administrative                 387,992             444,630
                                                -----------         -----------
Operating income (loss)                            (719,911)           (188,054)

Other income (expense):
      Interest expense                             (220,205)           (195,908)
Other, net                                            7,091             105,361
                                                -----------         -----------
                                                   (213,114)            (90,547)

                                                -----------         -----------

Net loss                                        $  (933,025)        $  (278,601)
                                                ===========         ===========

Basic and diluted net loss per share            $     (0.19)        $     (0.06)

Basic and diluted weighted average
common shares outstanding                         4,923,273           4,915,273

See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Six Months ended
                                                          December 31
                                                -------------------------------
                                                   2001                2000
                                                -----------         -----------
Net sales                                       $ 2,208,139         $ 3,559,764
Cost of products sold                             2,674,130           3,035,393
                                                -----------         -----------
Gross profit                                    $  (465,991)        $   524,371

Selling, general and administrative                 612,601             832,311
                                                -----------         -----------
Operating income (loss)                          (1,078,592)           (307,940)

Other income (expense)

Interest expense                                   (429,010)           (401,726)
Other income (loss), net                            101,218             165,305
                                                -----------         -----------
                                                   (327,792)           (236,421)
                                                -----------         -----------
Net loss                                        $(1,406,384)        $  (544,361)
                                                ===========         ===========
Basic and diluted net loss per share            $     (0.29)        $     (0.11)
                                                ===========         ===========
Basic and diluted weighted average
common shares outstanding                         4,923,273           4,912,130
                                                ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements

                               AquaPro Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                         Six Months ended
                                                            December 31
                                                    ---------------------------
                                                      2001               2000
                                                    ---------         ---------
Net cash provided by (used in) operating
activities                                          $ 174,736         $ 105,163

Cash flows from investing activities:

Purchases of property and equipment                    (1,136)          (40,293)

Proceeds from disposal of Assets                        1,200                --

(Investment in) sale of joint venture                  40,000           (40,000)
                                                    ---------         ---------
Net cash provided by (used in)
investing activities                                   40,064           (80,293)

Cash flows from financing activities:

Net increase (decrease) in notes payable              168,464           201,882

Proceeds from long-term borrowings                         --                --

Principal payments on long-term borrowings           (382,522)         (173,535)
                                                    ---------         ---------

Net cash provided by (used in) financing
activities                                           (214,058)           28,347
                                                    ---------         ---------
Net increase (decrease) in cash and cash
equivalents                                               742            53,217

Cash and cash equivalents at beginning of
period                                                    810            46,604
                                                    ---------         ---------
Cash and cash equivalents at end of
period                                              $   1,552         $  99,821
                                                    =========         =========

See accompanying notes to unaudited condensed consolidated financial statements

                               AquaPro Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2001

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month and six-month periods ended December 31, 2001 is not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

2.       Live Fish Inventories, Net

Live fish inventories are stated at the lower of average cost or market. Live fish inventories are stated at market, net of a market valuation allowance of $315,000, at December 31, 2001 and at average cost at June 30, 2001. The market valuation allowance reflected the average cost of live fish inventories being in excess of the estimated selling price of fish as of December 31, 2001 less estimated costs to sell. Cost of product sold for the quarter ended December 31, 2001 reflects the $315,000 charge to record the market valuation allowance

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2001
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUE. Net sales during the three-month period ended December 31, 2001 totaled $1,326,239 compared to $2,209,523 for the same period in 2000. This represents a decrease of $883,285 or 40%. Volume decreased 813,080 pounds to 2,517,945 pounds of fish sold compared to 3,331,025 pounds sold during the three-month period ended December 31, 2000. Accordingly, volume represented a 24.4% decrease during the three months ended December 31, 2001 compared to the same period in 2000. This shortfall was exacerbated by fish prices being the lowest since the early 1980"s. The average price per pound sold declined from
66.3 cents per pound in the three months ended December 31, 2000 to 52.7 cents per pound in the same period in 2001. The major reason for the price decline has been the increased competition from Vietnam basa fish. These fish are labeled as catfish even though they are not the same species as U.S. farm raised catfish. Grown in the Mekong River under huts, processed by labor earning $1.00 per day, and subsidized by the Vietnamese Government, the basa fish has been priced at a level to capture 20% of the prime fillet catfish market. The U.S. catfish processors have tried to be competitive by cutting prices paid to farmers while requiring them to produce larger fish so as not to compete with the basa's size. Growing larger fish delayed sales in 2001 and as the fish were marketable the sales price was below cost.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $1,658,157, a decrease of $294,790 or 15.1% compared to the same three-month period in 2000. On a per pound basis, the costs of products sold increased 7.2 cents from 58.6 cents in the three-month period ended December 31, 2000 to 65.9 cents, in the same period in 2001. As a result of the market price received for fish as of December 31, 2001 being below the average costs of producing and moving the fish to processors, the Company recorded a market valuation allowance which is netted against live fish inventories. The market prices expected to be received for fish in the third fiscal quarter approximate those received as of December 31, 2000. The market value allowance reduced the December 31, 2001 live fish inventories by $315,000 from $6,729,028 to $6,414,028. Correspondingly, the cost of products sold was increased $315,000 to reflect the impact of the live fish inventories at market rather than average cost. Before the impact of the market valuation allowance, gross profit from fish sales was negative 0.7% during the three-month period ended December 31, 2001 as compared to 7.7% in the same period in 2000. After the allowance, gross profit was a negative 25% for the period.

Cost of product sold is largely dependent on the Company's cost structure in the previous fiscal year due to the nine to eighteen month grow out period required for fish to reach a marketable size. Over the past fiscal year, the Company has reduced the average cost per pound of fish by eliminating the positions of vice president of production, assistant production manager and by dramatically reducing the number of farm personnel from its normal winter low of 30 to current employment of 15. The production management duties were transferred to the Company's president and to the on-farm managers. Other expenditures have been limited to only those necessary to grow or sell fish and to maintain equipment.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended December 31, 2001 were $387,991 or $56,639 (12.7%)lower than in the three-month period ended December 31, 2000. Primarily because of the 24.4% decrease in the pounds of fish sold during those periods. Selling, general and administrative expenses increased in relation to sales volume, from 13.3 cents per pound sold in the three-month period ending December 31, 2000 to 15.4 cents per pound in the same period in 2001. During the quarter ended December 31, 2001, the Company's chief financial officer retired. In efforts to reduce costs, those duties were transferred to his two assistants and the Company president.

INTEREST EXPENSE. Interest expense increased $24,295 or 12.4% to $220,204 in the three-month period ended December 31, 2001 compared to the same period in 2000. The Company's current liabilities were approximately $900,000 higher for the three-month period ending December 31, 2001 than the same period in 2000. New larger fish size requirements of processors obligated the Company to invest more feed, labor, and other costs into growing its live fish inventories, which increased borrowings on its feed and production lines.

RESULTS OF OPERATIONS SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

NET SALES. Net sales during the six-month period ended December 31, 2001, totaled $2,208,139 compared to $3,559,763 for the same period in 2000. This represents a decrease of $1,351,624 or 38%. Volume decreased 1,196,893 pounds to 4,034,875 pounds of fish sold compared to 5,231,768 pounds sold during the six-month period ended December 31, 2001 and 2000 respectively. Accordingly, volume represented a 22.9% decrease during the six months ended December 31, 2001 compared to the same period in 2000. This shortfall was exacerbated by fish prices being the lowest since the early 1980's. The average price per pound sold declined from 66.3 cents per pound in the three months ended December 31, 2000 to 52.7 cents per pound in the same period in 2001. The major reason for the price decline has been the increased competition from Vietnam basa fish. These fish are labeled as catfish even though they are not the same species as U.S. farm raised catfish. Grown in the Mekong River under huts, processed by labor earning $1.00 per day, and subsidized by the Vietnamese Government, the basa fish has been priced at a level to capture 20% of the prime fillet catfish market. The U.S. catfish processors have tried to be competitive by cutting prices paid to farmers while requiring them to produce larger fish so as not to be in competition with the basa's size. Growing larger fish delayed sales and when the fish were finally ready, the price was below breakeven.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $2,674,130, a decrease of $361,263 or 11.9% compared to the same six-month period of 2000 while net sales decreased 38.0% and the number of pounds sold decreased 22.9%. On a per pound basis, and before the impact of the establishment of a market value allowance to the carrying costs of inventory, the costs of products sold reflected an increase of 0.4 cents in the six-month period ended December 31, 2001 to 58.5 cents. Upon the establishment of the market value allowance, the costs of products sold reflected an increase of 8.3 cents in the six-month period ended December 31, 2001.

As a result of the market price received for fish as of December 31, 2001 being below the average costs of producing and moving the fish to processors, the Company recorded a market valuation allowance which is netted against live fish inventories. The market prices expected to be received for fish in the third fiscal quarter approximate those received as of December 31, 2000. The market value allowance reduced the December 31, 2001 live fish inventories by $315,000 from $6,729,028 to $6,414,028. Correspondingly, the cost of products sold was increased $315,000 to reflect the impact of the live fish inventories at market rather than average cost.

Before the impact of the market value allowance, gross profit on fish sales was 6.8% during the six-month period ended December 31, 2001 as compared to 14.7% in the same period for 2000. After the market value allowance, the gross profit decreased to a negative 21.1%. Cost of product sold is largely dependent on the Company's cost structure in the previous year due to the nine to eighteen month grow out period required for fish to reach a marketable size. Over the past year, the Company has reduced the cost per pound of fish by eliminating the positions of Vice President of production, assistant production head and by dramatically reducing the number of farm personnel. The production management duties were transferred to the Company President and to the on-farm managers. Other expenditures have been limited to only those necessary to grow or sell fish and to maintain equipment. The higher average cost of fish sold for the entire six month period, compared to the three month period, was a result of the time it takes for reduced spending to impact average costs in inventory.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the six-month period ended December 31, 2001 were $612,601 or $219,709 lower than in the six-month period ended December 31, 2000. Selling, general and administrative expenses increased in relation to sales volume from 23.4% of sales for the six months ending December 31, 2000 to 27.7% of sales in 2001, due primarily to a decrease in sales volume. During the quarter ended December 31, 2001, the Company's Chief Financial Officer retired. In order to continue in its efforts to reduce costs, those duties were transferred to his two assistants and the Company President.

INTEREST EXPENSE. Interest expense increased 27,283 or 7% to 429,009 in the six-month period ended December 31, 2001 compared to the same period in 2000, due principally to an increase in average borrowings. The Company's current liabilities were approximately $900,000 higher for the three-month period ending December 31, 2001 than the same period in 2000. New larger fish size requirements of processors obligated the Company to invest more feed, labor, and other costs into the growing of its inventory, which increased borrowings on its feed and production lines.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had a current ratio of 1.28 to one, compared to 1.44 to one at June 30, 2001. Current assets exceeded current liabilities by $1,433,095 as of December 31, 2001 compared to $2,173,001 as of June 30, 2001.

Live fish inventories remained constant at 12.1 million pounds, approximately the same as June 30, 2001. Before recording the $315,000 market valuation allowance, the average cost of live fish inventories decreased by $143,888 reflecting the Company's cost cutting measures.

For the six-month period ended December 31, 2001, the Company's net cash from operating activities was $174,736 compared to $105,163 for the same period in the previous year.

During the six-month period ended December 31, 2001, the Company disposed of $1,200 in equipment and its $40,000 partnership interest in a processing plant with Farmland Industries.

In order to make its payments to vendors, secured creditors and required monthly reductions on its seasonal credit lines, the Company has intensified its efforts to sell fish. Additional seining, long-distance hauling, and equipment repair expenses have occurred and are expected to continue.* To accelerate receipt of its fish sales receivables, the Company has factored certain of its receivables, further reducing net cash receipts per pound. By the end of the six-month period ending December 31, 2001, the Company was receiving a price for its fish approximately twenty cents lower than its previous five-year average.

The major reason for the price decline has been the increased competition from Vietnam basa fish. These fish are labeled as catfish even though they are not the same species as U.S. farm raised catfish. Grown in the Mekong River under huts, processed by labor earning $1.00 per day, and subsidized by the Vietnamese Government, the basa fish has been priced at a level to capture 20% of the prime fillet catfish market. The U.S. catfish processors have tried to be competitive by cutting prices paid to farmers while requiring them to produce larger fish so as not to be in competition with the basa's size. Growing larger fish delayed sales and when the fish were finally ready, the price was below breakeven.

The U.S. Catfish industry has fought back successfully in getting a law passed recently that prohibits the use of the name "catfish" by any fish other than the U.S. species of catfish. As a result, sales are beginning to return to the industry. * Prices have started to increase slightly as the market demand returns to U.S. fish. * Many farmers have been forced out of business or have quit under the relentless pressure, reducing the number of acres expected to grow catfish. * In past years, any significant reduction in supply resulted in dramatic increases in prices for the survivors. * This year, as in past years following price downturns, the price is expected to increase. * However, there is concern that the competition from other white fillets will keep the increase in price small. * Catfish as a commodity, may not command a price high enough to provide a reasonable margin related to the capital and labor required. *

The Company is currently experiencing a cash flow shortage. The requirement to increase the average size of the fish in inventory has used a significant amount of its cash. The Company is no longer current on all of its long-term debt and notes payable. Payroll and payroll tax obligations are current. However, approximately two-thirds of unsecured vendor payables of approximately $1,200,000, relating to purchases and monthly or quarterly payments, are due. Payments have been made on the oldest secured loans, but the current period's scheduled payments have been replacing the amounts applied to older payables. As a result, the total amount of payables has increased over the last six months.

Faced with slow or nonexistent payments from catfish farmers, area vendors have continued to work with the Company and other farmers and wait for repayment during better times. * National financing sources, unfamiliar or indifferent to cycles in agriculture, have resorted to threat of repossession of the very assets necessary to grow or sell fish.* The Company has used its available cash flow to make these payments.

To date, the Company has been successful in negotiation with vendors and creditors for forbearance in their collection efforts. No collection lawsuits have been filed as of February 4, 2002. There is no assurance that the Company will continue to be successful in these negotiations.

The seasonal credit lines from the Company's bank requires payments in front of all other creditors. An entire year's borrowing ($2,300,000) must be repaid in five months irrespective of the price or increased number of fish that must be sold. Half of all of the Company's cash received is applied to the feed line portion of the credit line with the other half of all of the income applied to the production line portion. For AquaPro, those payments must average $110,000 per week.

At the average net price for fish in the last six months, the required payments alone require the sale of approximately 220,000 pounds of fish per week. Even at that rate, more fish must be sold to create cash to pay the ongoing costs of seining, fuel, labor, or other bills. A shortfall in the required cumulative payments to the bank gives it the right to it freezes our account until the payments become current. The requirement that all processors make checks for fish sales to both AquaPro and the Bank, makes this possible.

As long as the prices paid to the Company remain at the current low level, the Company must sell more than 220,000 pounds in a week. The feed line receives half of this additional cash flow until it is paid off, no matter how much has already been paid. In order for the Company to get $25,000 to make payroll, it must sell 100,000 pounds of additional fish. * The approximate price received for that sale would be $50,000 of net proceeds before payment is deducted to satisfy the payment to the feed line. Only after 300,000 pounds in fish sales would we have enough cash for payroll. In years of normal pricing, 300,000 pounds would create $60,000 a week more than the Company has been receiving ($720,000 in twelve weeks)! * The Company has seined over 400,000 pounds of fish in a week; however, it is a Herculean task and starts to create inefficiency and additional costs. *

SUBSEQUENT EVENTS

The Company is taking steps to refinance its debt to better reflect the catfish growing cycle and need for flexibility. * It has also redoubled it efforts to increase margins on its catfish by vertical integration and development of sales in higher value markets. * Finally, in an effort to further increase the earning power of its ponds, it has entered into a joint venture agreement to grow higher priced fresh-water shrimp. *

There is no assurance that the company can achieve all or any of these goals. * However, each is being vigorously pursued. *

In cooperation with its bank, AquaPro is pursuing a government guaranteed refinancing source to reduce and eliminate its delinquent accounts and notes payables. Additional benefits include extended payment terms and reduction of interest costs on some of its long-term debt. The requirement for larger fish now stretches the growing cycle to over two years. The Company is seeking to fashion repayment terms on its borrowing for operations that is more in keeping with this extended period and allow retirement of its aged payables.

The Company is also pursuing the establishment of a processing plant.* The goals of the venture include producing a variety of "case ready" cooked catfish entrees, recapturing the prime fillet meat left on the frames during processing, and rendering of the remaining fish for oils and meals. * Together, these products and processes may combine to increase margins and to compete in a higher price market rather than the market for lower priced commodity catfish fillets. *

Shrimp is the second most consumed seafood in the United States. It also commands prices considerably higher than catfish. * Three years ago the Company cooperated with Global Seafood Technologies (GSFT OTC:BB)in a trial effort to grow fresh water shrimp. That company is now the largest supplier of juvenile shrimp in the United States. In February of 2002, the Company entered into a joint venture agreement with Global's subsidiary, Aquaculture Corporation of America (AAC), whereby juvenile shrimp for approximately 10% of its ponds will be provided by AAC, while AquaPro will provide the ponds, water, feed, electricity, and labor to grow the shrimp to maturity. * It is believed that the margin received for shrimp production could be better than that from catfish production. *

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities
During the quarter ending December 31, 2001 the company issued 3,000 shares of restricted Common stock to senior management. The stock has a two-year vesting period.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:                  10.1  Contract with Aquaculture Corporation of
                                 American (ACA)

Reports on Form 8-K:       None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           AquaPro Corporation
                                          (Registrant)

Dated:            February 14, 2002        By: /s/ George S. Hastings, Jr.
                                           Chief Executive Officer,
                                           President and
                                           Chairman of the Board