Form 10QSB
period 2002-03-31
AQUAPRO CORP
filed 2002-05-15
CIK 1023367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2002

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 0-29258

AQUAPRO CORPORATION

(Exact name of Registrant as specified in its charter)

Tennessee	62-1598919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1100 Highway 3, Sunflower, Mississippi 38778

(Address and Zip Code of Principal Executive Offices)

Registrant’s telephone number, including area code: (662) 569-3331

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [  ]

As of March 31, 2002, Registrant had outstanding 4,927,273 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AquaPro Corporation
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2002	2001
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$52,195	$810
Trade accounts receivable	32,177	85,625
Other receivables	0	91,418
Live fish inventories	4,761,514	6,872,915
Prepaid expenses	79,009	60,217

Total current assets	4,924,895	7,110,985
Property, buildings and equipment, net	6,433,172	7,025,662
Investments in cooperatives	169,240	169,240
Other assets	135,744	178,272

Total assets	$11,663,051	$14,484,159

	March 31,	June 30,
	2002	2001
	(Unaudited)	(Note 1)

Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$2,266,559	$2,827,994
Accounts payable	1,532,270	740,503
Accrued expenses	481,731	159,240
Current maturities of long-term debt	598,955	1,210,247

Total current liabilities	4,879,515	4,937,984
Long-term debt, less current maturities	4,727,337	4,811,027
Stockholders’ equity:
Common stock, no par value - authorized 100,000,000 shares, issued and outstanding 4,927,273 at March 31, 2002 and 4,923,273 shares at June 30, 2001	15,389,659	15,392,064
Unearned compensation	(1,404)	(7,183)
Retained earnings (deficit)	(13,332,056)	(10,649,733)

Total stockholders’ equity	2,056,199	4,735,148

Total liabilities and stockholders’ equity	$11,663,051	$14,484,159

See accompanying notes to unaudited condensed consolidated financial statements.

AquaPro Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended
	March 31

	2002	2001

Net sales	$1,310,505	$837,481
Cost of products sold	1,996,992	831,018

Gross profit	(686,487)	6,463
Selling, general and administrative	400,538	285,531

Operating loss	(1,087,025)	(279,068)
Other income (expense):
Interest expense	(191,696)	(181,195)
Other, net	2,782	42,313

	(188,914)	(138,882)

Net loss	$(1,275,939)	$(417,950)

Basic and diluted net loss per share	$(0.26)	$(0.08)

Basic and diluted weighted average common shares outstanding	4,927,273	4,919,273

See accompanying notes to unaudited condensed consolidated financial statements.

AquaPro Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months ended
	March 31

	2002	2001

Net sales	$3,518,645	$4,383,763
Cost of products sold	4,671,123	3,866,598

Gross profit	(1,152,478)	517,165
Selling, general and administrative	1,013,139	1,117,841

Operating income (loss)	(2,165,617)	(600,676)
Other income (expense):
Interest expense	(620,706)	(582,921)
Other, net	104,000	221,287

	(516,706)	(361,634)

Net loss	$(2,682,323)	$(962,310)

Basic and diluted net loss per share	$(0.54)	$(0.20)

Basic and diluted weighted average common shares outstanding	4,927,273	4,919,273

See accompanying notes to unaudited condensed consolidated financial statements.

AquaPro Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended
	March 31

	2002	2001

Net cash provided by operating activities	$1,267,738	$796,257
Cash flows from investing activities:
Purchases of property and equipment	(1,136)	(53,108)
Proceeds from disposal of assets	1,200	27,057
Sale of joint venture	40,000	(40,000)

Net cash provided by(used in) investing activities	40,064	(66,051)
Cash flows from financing activities:
Net decrease in notes payable	(561,435)	(330,966)
Principal payments on long-term borrowings	(694,982)	(424,586)

Net cash used in financing activities	(1,256,417)	(755,552)

Net increase(decrease)in cash and cash equivalents	51,385	(25,346)
Cash and cash equivalents at beginning of period	810	46,604

Cash and cash equivalents at end of period	$52,195	$21,258

See accompanying notes to unaudited condensed consolidated financial statements.

AquaPro Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

1.	Basis of Presentation of Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month and nine-month periods ended March 31, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

The condensed consolidated balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2001.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those set forth in this Item 2 and elsewhere incorporated by reference into, this report.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

NET SALES. Net sales during the three-month period ended March 31, 2002 totaled $1,310,505 compared to $837,481 for the same period in 2001. This represents an increase of $473,024 or 56.5%. Volume increased 1,283,505 pounds to 2,559,255 pounds of fish sold compared to 1,275,750 pounds sold during the three-month period ended March 31, 2001. Accordingly, volume represented a 101% increase during the three months ended March 31, 2002 compared to the same period in fiscal 2001. The average price per pound sold decreased from 65.6 to 51.2 cents, a 22% decline, in the three-month period ended March 31, 2002 compared to the same period in fiscal 2001.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $1,996,992, an increase of $1,165,974 or 140% compared to the same three-month period in 2001, while net sales increased 101%. On a per pound basis, the costs of products sold was 78 cents in the three-month periods ended March 31, 2002, compared to 65.1 cents per pound during the same period in fiscal 2001. The gross profit margin from fish sales was a negative $686,487 or -26.8 cents per pound during the three-month period ended March 31, 2002 as compared to $6,463 for the same period in fiscal 2001. Cost of products sold is largely dependent on the Company’s cost structure in the previous year due to the 12 — 18 month grow out period required for fish to mature. During the three month period ended March 31, 2002, the Company closed certain catfish ponds to make them ready for prawn production. The number of pounds of fish in these ponds that were able to be transferred to other Company ponds, was 867,718 pounds less than the amount recorded in inventory. As a result, $526,365, or 20.6 cents per pound, was added to the cost of products sold for the three month period ended, March 31, 2002. The Company does not drain its catfish ponds each year. However, in preparation for the Company’s diversification into the fresh water shrimp business, approximately 300 acres of catfish ponds were drained, during the quarter ended March 31, 2002. In keeping with industry averages, the Company had expected that 15% to 20% of the fish in the ponds would escape capture or die during the lengthy pond closing procedure. The balance of the shortfall is believed to be from localized winter-kill. Winter-kill events are individual to groups of ponds. Since the water is cold, dead fish do not float to the surface as they do in the hot days of the summer. The Company adjusts its perpetual inventory once feeding has commenced and accurate verification of pond weight can be determined by the amount of feed consumed per day. The ponds with the closed pond variances were closed during the winter in preparation for the Company’s diversification into fresh water prawn.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the three-month period ended March 31, 2002 were $400,538 or $115,007 more than in the three-month period ended March 31, 2001. The selling, general and administrative expenses represented a decrease in relation to sales volume, from 34.1% of sales in the three-month period month ended March 31, 2001, compared to 30.6% of sales in the same period in 2002.

INTEREST EXPENSE. Interest expense increased $10,501 or 5.8% to $191,696 in the three-month period ended March 31, 2002 compared to the same period in 2001, due principally to an increase in average borrowings.

RESULTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001:

NET SALES. Net sales during the nine-month period ended March 31, 2002 totaled $3,518,645 compared to $4,383,763 for the same period in fiscal 2001. This represents a decrease of $865,118 or 19.7%. Volume decreased 86,612 pounds to 6,594,130 pounds of fish sold compared to 6,507,518 pounds sold during the nine-month period ended March 31, 2001. Accordingly, volume represented an 1.3% decrease during the nine-months ended March 31, 2002 compared to the same period in 2001. The decrease in volume for the nine-month period resulted principally from the requirement that the minimum size of marketable fish be increased by an additional ninety days of growing time, thus fish anticipated to reach marketable size and be sold during the nine months, did not reach a marketable size. In addition to the volume decrease for the nine months ended March 31, 2002 compared to the same period in the prior year, there was a decrease of approximately 14 cents per pound in the average selling price of fish.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $4,671,123, an increase of $804,525 or 20.8% compared to the same nine-month period of 2001, while net sales decreased 19.7%. On a per pound basis, the costs of products sold increased from 59.4 cents in the nine-month period ended March 31, 2001 to 66.1 cents in the same period in fiscal 2002. Of this increase in cost per pound sold, $526,365 or 8 cents per pound was due to the closed pond variance referred to above. Margin from fish sales was -32.8% during the nine-month period ended March 31, 2002 as compared to 11.8% in the same period in fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the nine-month period ended March 31, 2002 were $1,013,139 or $104,702 less than the nine-month period ended March 31, 2001. Selling, general and administrative expenses represented an increase in relation to sales volume, from 25.5% of sales for the nine-months ending March 31, 2001 to 28.8% of sales in fiscal 2002, due to a decrease in the average selling price for fish. In relation to pounds of fish sold, selling, general, and administrative expenses decreased 10.6% from 17.2% of pounds sold to 15.4% for the nine months ended March 31, 2002.

INTEREST EXPENSE. Interest expense increased $37,785 or 6.5% to $620,706 in the nine-month period ended March 31, 2002 compared to the same period in 2001, due principally to increased average borrowings.

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2002, the Company had a current ratio of 1.0 to 1, compared to 1.4 to 1 at June 30, 2001. Current assets exceeded current liabilities by $45,380 at March 31, 2002 compared to $2,173,001 at June 30, 2001. Cash and cash equivalents increased during the nine-month period ended March 31, 2002 by $51,385. Cash and cash equivalents were used primarily to grow live fish inventories and service the Company’s debt. Live fish inventories decreased by 3,358,154 pounds to approximately 8,716,806 pounds at March 31, 2002, and the carrying basis of this inventory amount decreased by approximately $2,111,401. Feeding activity is typically at its lowest level during the winter months of the Company’s third fiscal quarter.

For the nine-month period ended March 31, 2002, the Company had cash flows from operations of $1,267,738 compared to $796,257 for the same period in the previous year, a 59% increase. During the nine-month period ended March 31, 2002, the Company had capital expenditures of $1,136 as compared to $53,108 for the same period in the prior year.

During the quarter ended March 31, 2002, the Company had not repaid its production or feed lines of credit as contemplated in the agreements with the lenders. During and subsequent to that period, the lenders are applying one-half of the fish sales proceeds to the feed line and allowing the Company to use the other half of the fish sales to meet payroll and limited expenses. As of May 13, 2002, the obligations on the feed line are approximately $180,000 and approximately $785,000 on the production line. The Company is currently unable to increase its borrowings on its feed lines to feed its fish. The Company is currently in default in the payment of $48,081 of interest and $100,000 of principal on certain of its investor notes. It is also in default on over $810,483 of its obligations to trade creditors, which it is currently paying on an agreed upon schedule. However, there is no assurance that creditors will accept the scheduled payments in the future and not declare all or a portion of this creditor debt in default. Approximately, $216,726 of the Company trade debt is secured by the Company’s equipment necessary for the Company’s continued operations. There is no assurance that the Company would not lose all or a substantial portion of this equipment in the event these creditors do not continue to accept scheduled payments of their debt or, if the Company is unable to pay the debt as scheduled. To date, the Company has been successful in obtaining additional time to make these payments. However, without debt or equity capital infusion, the Company will be unable to service its debts or obligations to its vendors. Non-payment could result in loss of secured assets through repossession or foreclosure. Loss of a significant amount of land or equipment could cause the Company to cease operations.

SUBSEQUENT EVENTS. To date, the Company has been unsuccessful in obtaining a USDA B & I loan. The Company is pursuing other longer term credit facilities. The Company is also pursuing a private equity financing as well as funds from potential joint venture partners. Subsequent to the quarter end, March 31, 2002, the Company entered into a contract with Robert A. Wilson, Consultant, to provide business planning and structure. During the term of this Agreement, Consultant shall provide advice to undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition. Consultant agrees to provide on a timely basis the following enumerated services plus any additional services contemplated thereby:

(a)	The development of a written plan and implementation of short-range and long-term strategic planning to fully develop and enhance the Company’s assets, resources, products and services;

(b)	The implementation of a marketing program to enable the Company to broaden the markets for its services and promote the image of the Company and its products and services;

(c)	Advise the Company relative to the recruitment and employment of key executives consistent with the expansion of operations of the Company;

(d)	The identification, evaluation, structuring, negotiating and closing of joint ventures, strategic alliances, business acquisitions and advice with regard to the ongoing managing and operating of such acquisitions upon consummation thereof; and

(e)	Advice and recommendations regarding corporate financing including the structure, terms and content of bank loans, institutional loans, private debt funding, mezzanine financing, blind pool financing and other preferred and common stock equity private or public offering.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

During the quarter ended March 31, 2002 four thousand (4,000) shares of common stock were issued to senior management in the form of restricted grants as part of their compensation package. The shares have a two-year vesting period.

Subsequent to the quarter ended March 31, 2002 500,000 shares of common stock were issued to Robert A. Wilson, Consultant, in the form of restricted securities as part of its compensation under its contract. Upon instruction from Robert Wilson the Company will attempt to register the securities under the provisions of Section S8.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

A review of the Company’s interim financial statements as of March 31, 2002 and for the three- and nine-month periods then ended, by independent auditors in accordance with SAS 71, Interim Financial Information, has not been completed.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:	10.1 Consulting Agreement
Reports on Form 8-K:	None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaPro Corporation (Registrant)

Dated: May 14, 2002	By: /s/ George Hastings CEO & President