Form 10KSB
period 2002-06-30
AQUAPRO CORP
filed 2002-10-11
CIK 1023367

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29258

AQUAPRO CORPORATION
(Name of small business issuer in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1598919 (I.R.S. Employer Identification Number)

1100 Highway 3, Sunflower, MS 38778
(Address of Principal Executive Offices)

Issuer’s telephone number (662) 569-3331

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

     State issuer’s revenues for its most recent fiscal year $3,990,198

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of August 31, 2002 was $148,058, based on the last sale price of $.03 as reported by the NASD Over the Counter Bulletin Board.

     As of August 31, 2002 Registrant had outstanding 4,935,273 shares of common stock, its only class of common equity outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   ☐    No   ☒

PART I	-2-
Item 1. Description of Business	-2-
Item 2. Description of Property	-10-
Item 3. Legal Proceedings	-11-
Item 4. Submission of Matters to a Vote of Security Holders	-12-
PART II	-12-
Item 5. Market for Common Equity and Related Stockholder Matters	-12-
Item 6. Management’s Discussion and Analysis or Plan of Operation	-13-
Item 7. Financial Statements	-16-
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	-16-
PART III	-16-
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	-16-
Item 10. Executive Compensation	-17-
Item 11. Security Ownership of Certain Beneficial Owners and Management	-20-
Item 12. Certain Relationships and Related Transactions	-21-
Item 13. Exhibits and Reports on Form 8-K	-21-
LIST OF EXHIBITS	-23-
FINANCIAL STATEMENTS	-24-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY. AquaPro Corporation (“Registrant,” “AquaPro” or the “Company”) was incorporated on March 20, 1995. The Company engages in the business of owning and managing catfish aquaculture farms (“Aquaculture”) directly and through its two wholly-owned subsidiaries, American Fisheries Corporation, a Mississippi Corporation (“American”) and Circle Creek Aquaculture, Inc., a Tennessee Corporation (“Circle Creek”). The Company currently owns 1,719 water acres of aquaculture ponds. All of the Company’s catfish farming activities are conducted in the State of Mississippi and are conducted through Circle Creek and American. These ponds are leased to International Holdings, Inc. (IHI) of Atlanta, Georgia. The Company has sold all of its catfish inventory to IHI. Under an agreement with IHI, the Company custom farms IHI’s catfish in its ponds and splits the proceeds of the fish sales in accordance with the contract attached in the exhibits to this report.

THE CATFISH FARMING INDUSTRY. The Company grows channel catfish for ultimate sale and processing. Channel catfish account for substantially all of the commercial catfish production within the United States. The channel catfish has many qualities making it a superior candidate for commercial production over other species of catfish. These qualities include ease of spawning, easily controlled reproduction, relatively simple dietary needs, a relatively hardy constitution, the ability to survive over a wide range of temperatures and the ability to adapt well to commonly used culture systems.

According to the National Fisheries Institute, farm-raised catfish now ranks as the fifth most popular seafood in America, with a per capita annual consumption of one and one tenth pound. The National Agricultural Statistic Service (“NASS”) of the Agricultural Statistic Board, U.S. Department of Agriculture, has released survey data for the catfish farming industry for 2001. NASS reports that catfish growers in the fifteen (15) selected states had total sales of $597 million during 2001, an increase of six tenths of one percent over the $593 million sold in 2000. NASS also reports that from January 1, 2002 through June 30, 2002, water acres used for catfish production totaled 181,140 acres, a decrease of 4.8% percent from the previous year.

The Food and Drug Administration (“FDA”) funded a study in 1991, which showed farm-raised catfish to be the fourth most popular seafood in the U.S. The average prices paid by major processors per pound for farm-raised catfish during the past fifteen years, according to the U.S. Department of Agriculture, are as follows:

HISTORIC AVERAGE PROCESSOR PRICE FOR CATFISH

Year	Average Price Per Pound

1987	61.8
1988	76.4
1989	71.5
1990	77.3
1991	63.1
1992	60.0
1993	71.0
1994	78.9
1995	78.8
1996	77.0
1997	71.2
1998	74.2
1999	73.7
2000	75.1
2001	64.5
2002 (through 6/30)	56.5

There are two major channels of distribution for farm-raised catfish: retail grocery store outlets and the food service sector. Each accounts for approximately half of total catfish sales. Catfish farmers can access these markets directly only if they process their own production. The vast majority of farmers, including the Company, do not have processing capability and thus must sell their products to either cooperatively owned or independent processors. The Company sells its catfish to a limited number of cooperative and independent catfish processors. The terms of sale generally permit payment within 4 weeks of delivery and does not require collateral for payment. For the year ended June 30, 2002, five processors represented 29%, 21%, 13%, 13%, and 7% respectively. For the year ended June 30, 2001, five processors represented 27%, 20%, 18%, 15%, and 10% respectively, of the Company’s net sales. These cooperatives sell processed catfish both to retail groceries and to the food service industry.

THE COMPANY’S CATFISH FARMING OPERATIONS

CATFISH AQUACULTURE. The Company cultures its fry, fingerlings, and stockers until they reach marketable size (or weight). Within the catfish farming industry, three sizes of food-size fish are recognized. Large food-size catfish are 3 pounds and above. Medium food-size catfish are 1 1/2 to 3 pounds, and small food-size catfish are 3/4 to 1 1/2 pounds. While catfish of 3/4 of a pound or more are considered market weight, Management intends to market the Company’s catfish at a weight of 1 1/4 to 1 1/2 pounds. In Management’s experience, this is the optimum size for marketing because it yields the best fillet when processed. The highest demand for catfish production is for fillet cuts. In addition, processors have recognized the lack of profitability in their operations when they try to process fish smaller than 1 1/4 pounds. Accordingly, the catfish will be fed and maintained until they weigh 1 1/4 to 1 1/2 pounds before any will be ready to harvest and sell to a processor.

NECESSARY RESOURCES AND MATERIALS. As discussed in further detail below, the raw materials necessary for the Company’s agriculture operations consist primarily of stock fish, feed, electricity and fuel. The Company also requires equipment and general supplies to maintain its operations. The Company purchases its feed principally through cooperatives. The price of feed closely reflects the costs of the raw materials used in the synthesis thereof, including soybean, corn and other agricultural products. Accordingly, the price of feed fluctuates in response to the prices of these commodities on the world markets. The Company uses significant amounts of electricity and fuel in operating its aerators, particularly during the warmer months (principally spring, summer, and fall) during which fish activity and thus, oxygen consumption is greatest. Thus, the Company is subject to price fluctuations in electricity and fuel prices. Another major expense of the Company’s business is labor. The Company currently employs a non-organized labor field staff. Most of the Company’s field staff requires low level skills and training and thus, the Company believes that competent labor at competitive prices will continue to be available to the Company in the area of its operations.

FEED. Catfish are fed a diet of “puffed” high protein, floating food pellets which are a mixture of soybean, corn, wheat, vitamins, minerals and fish meal, produced by feed mills. Under the Company’s agreement with IHI, the feed needs of fish are provided by IHI. However, the cost of the feed provided is first deducted from fish sale proceeds before the Company can share in those sales proceeds. Therefore the cost of feed directly affects the Company’s revenues and cash flow.

Feed prices can vary greatly from year to year. In fiscal 2002 feed fluctuated around $202 per ton. Subsequent to the fiscal yearend the price of feed has fluctuated between $208 and $217 per ton. Each ten-dollar change in feed prices equates to a one and a quarter cent change in the cost of growing a pound of catfish.

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

DISEASE. Diseases affecting catfish are a constant risk. Those diseases, which cannot be successfully treated, can often be contained in the infected pond, since the Farm ponds, as is typical with catfish ponds, are separated by levees, and water from one pond does not normally cross over into another pond. Frequent monitoring is also necessary in order to maintain proper water chemistry.

Catfish Parasite. According to the National Coordinator of the Thad Cochran National Warmwater Aquaculture Center at Stoneville, Mississippi, increasing numbers of catfish farmers have experienced increased mortality in small fish and reduced feeding and growth levels in bigger fish. The cause has been traced to a trematode, Bolbophlorus confusus. There are no treatments for fish infected with the trematode and pelicans (the host in the chain) cannot be eradicated. Therefore, the farmer must eradicate the snail. If the infection cannot be controlled in the future sales and cash flow could be reduced.

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

Processing Plants. In fiscal 2001, the Company purchased as an investment a five percent ownership of a non-operating processing plant in Sunflower, MS. The ninety-five percent owner was Farmland Industries, owner of a processing catfish processing plant in Eudora, Arkansas and the largest farmers’ cooperative in the world. At that time, Farmland was in discussions with Farm Fresh Catfish Company and had announced a merger of the two catfish processing companies. The two companies combined administrative functions and began operating as one under a management agreement. At the time of the purchase of the Sunflower facility the plans were for Farmland to complete its merger with Farm Fresh and then renovate and open the facility. In fiscal 2001, Farmland and Farm Fresh announced that the merger had been terminated and each facility would be operated independently. In the spring of 2001, Farmland informed the Company that it would not use its own funds to renovate and operate the Sunflower facility. Additionally, it would not guarantee Industrial revenue bonds that had been committed by the State of Mississippi to the Company for the opening of this facility. The Company was unable to obtain the capital or guarantee necessary to renovate the plant. In September of 2001, AquaPro sold its five percent ownership to Farmland for its original purchase price of $40,000. In May of 2002, Farmland Industries declared bankruptcy and is liquidating its non-core business including its catfish processing plant in Eudora, Arkansas. While the Company is not in a financial condition to bid on the plant, IHI is in negotiations to acquire the plant for processing its and other farmers’ fish.

INVENTORY CONTROL PROCEDURES. While the Company no longer owns an inventory of fish, it uses the techniques developed over the years in the close monitoring of IHI’s fish. Husbandry of live fish inventories is probably the most important aspect of the Company’s Aquaculture business. Ongoing knowledge of live fish inventories is critical to management’s ability to make accurate and timely decisions regarding their feeding, care and harvesting.

The Company maintains a perpetual record of live fish inventories for each of the 169 custom farming production ponds. The perpetual live fish inventory records are used to account for the pounds of fish fingerlings purchased, grow-out based on feed fed, observed mortality and sales. Management believes this is consistent with the methodology used by other growers in the industry in maintaining perpetual live fish inventory records.

EMPLOYEES. In fiscal 2001, the Company employed 32 full-time persons and 17 part-time persons. By the end of fiscal 2002, the number of employees was cut to 30 full-time and no part-time employees.

RECENT DEVELOPMENTS

COMMUNITY BANK CREDIT LINE. In April 2001 the Company obtained two revolving lines of credit totaling $1,700,000 from Community Bank in Indianola, Mississippi (the “Bank”). The Company intended to fund its operations primarily through fish sales, working capital, and the $1,700,000 lines of credit with the Bank. One line of credit of $900,000 was to provide financing for catfish feed purchases from Delta Western and the other for $800,000 was to be used for catfish production. Borrowings under both lines of credit bear interest at 9.65%. The Company paid a commitment fee of 1% ($17,000) to obtain these lines of credit. Under the lines of credit, the Company had an account with the Bank into which the Company deposited proceeds from all inventory sales and accounts receivable. From the deposit amounts, 50 percent is applied to the feed line of credit, and the remaining 50 percent was applied to the production line of credit. Borrowings under the lines of credit were represented by the Company’s promissory notes, which were secured by a first lien on all inventories, accounts receivable, certain stock in cooperatives owned by the Company, a first lien on 553 acres of land, a second lien on 647 acres of land, a blanket lien on all equipment, and an assignment of $1,000,000 of life insurance on one of the Company’s officers. Mr. George S. Hastings, President, has also personally guaranteed repayment of the lines of credit. In response to the Company’s customer’s requirement in fiscal 2001 that marketable fish be a minimum of one and one quarter pound instead of one pound, the Company negotiated increases in its lines of credit from the Bank as of September 24, 2001 to $990,000 for its production line of credit and $1,550,000 is for its feed line of credit. The new lines of credit matured October 15, 2001 and were renewed in 30-day increments at the discretion of the Bank. As discussed above, the Company’s feed and production lines of credit required that 50 percent of all collections of accounts receivable be applied to the outstanding balance of each until paid.

In the spring of 2000 the Company purchased a 525-water acre (Indian Lakes) farm and equipment for $876,250, which was financed by a seller’s note payable. Management had anticipated the working capital for the operation of the new farm would be obtained from the USDA, but the loan request was denied. In place of the denied long term USDA loan, the Company utilized short-term debt and increases in amounts owed to vendors, to operate the farm. The Company was able to feed its live fish inventories throughout the 2001 feeding season. However, vendor debt increased and cash flow problems continued. The fish from this farm were expected to reach maturity during the spring of 2001, at which time payments could be made to reduce the excess vendor debt.

COMPETITION FROM VIETNAM BASA FISH. In January of 2001 imports of basa fish from Vietnam increased dramatically. The fish is not called catfish in Vietnam and is not the same species as the American catfish. Basa is grown in cages in the Mekong River, usually below the stilt houses occupied by families living above. However, it was being marketed in the United States as grain fed pond-raised catfish. The price for the imitation catfish was below the cost of production of American catfish and according to Fisheries Information Services, the price was also below the production costs in Vietnam. Quickly the basa had approximately twenty percent of the frozen fillet market in the United States. The price received by United States farmers and the Company quickly dropped to the cost of growing the fish without a profit.

In response to the perceived “dumping” of basa fish, the United States processors required the Company and other farmers to increase the minimum size of marketable fish by twenty-five percent. The new size requirement worked many hardships on the Company. Scheduled fish sales from the newly acquired farm were delayed while the fish were grown to the larger size. Therefore cash was not available to repay vendors. Fish sales from the other 2,125 water acres of ponds were also delayed for an additional ninety days of feeding. Cash outflow continued during this period but cash inflow stopped.

In response to the Company’s customer’s requirement in fiscal 2001 that marketable fish be a minimum of one and one quarter pound instead of one pound, the Company negotiated increases in its 2002 lines of credit from the Bank to $990,000 for its production line of credit and $1,550,000 is for its feed line of credit. The new lines of credit matured October 15, 2001 and were renewed in 30-day increments at the discretion of the Bank. As discussed above, the Company’s feed and production lines of credit required that 50 percent of all collections of accounts receivable be applied to the outstanding balance of each until paid. Approximately, twenty percent of the outstanding credit line balances were scheduled for each of the five months of November through March. The amount of the available borrowings under the credit lines had been increased, but the time period for repayment had not been increased.

By the time the Company’s inventory of fish had grown to the new marketable size, the price received for the fish fell even further to approximately twenty cents per pound less than the Company had received the previous winter. Gross profit became a negative number and losses mounted rapidly. The scheduled payments on the credit lines required sales to meet the obligations, no matter what the price. At the lower prices, the Company was required to harvest approximately thirty-six percent more fish to meet the payments. The higher sales volume increased seining and hauling efforts and resulted in additional inefficiencies and costs.

By January of 2002, it became evident that the Company was not going to be able to completely pay off its seasonal credit line by the March deadline. The number of marketable sized fish in the Company’s ponds was being rapidly depleted and the anticipated price for fish did not project the required cash flow to meet obligations to the Bank. The Bank required weekly review of the cash income from fish sales and the amounts of expenditures for operations. The Company became in default in its scheduled payments. Under the terms of the loan agreement, the Bank could have retained 100% of the fish sale proceeds until the account became current. A forbearance agreement was signed whereby the bank agreed to release some of the available fish sales proceeds for operations. Approved expenses were payroll, seining and hauling expenses, and fuel, i.e. the expenses essential to harvest and sell fish. Some secured equipment payments (that maintained ownership of equipment necessary to harvest fish) were also approved. Unsecured vendor payments were not made.

The Bank also provided assistance to the Company as it made a new application for a USDA loan. After several months of application forms, appraisals, and meetings, the Company was informed that it did not have the net worth to qualify for the amount requested. Instead of calculating the net worth of the Company as the assets less the liabilities, the USDA said that the net worth was the trading price of the Company’s shares multiplied by the number of outstanding shares. The USDA’s method resulted in a reduction of approximately $2,500,000 from the net worth calculation performed by our auditors, Ernst & Young, LLP, under the appropriate and SEC required Generally Accepted Accounting Practices (GAAP). While it was believed that the Company could have been successful in an appeal of the matter, the cost of the appeal, the length of the appeal process, and the USDA’s low opinion of the Catfish Industry’s current situation, made making the appeal unattractive.

By May 2002, the Company’s had paid its credit lines down from the $2,540,00 limit to approximately $1,000,000. However, it was not able to obtain new seasonal credit lines for the 2002 feeding season. No money had been available to feed fish since just before the end of the feeding season in fall of 2001. The health and lives of the fish were in jeopardy.

In an attempt to raise funds to pay off the 2001 credit lines and to then acquire the 2002 credit lines, Management proposed, and the Board of Directors approved, the sale of up to three of the Company’s farms, fish inventory on those farms, and related equipment. Unfortunately, the record low prices for marketable sized fish cast a long shadow over the prices that other fish farmers were willing to pay for fish inventory, ponds, and equipment. The available prices were far less than the book value of the assets. To make matters worse, the long period without feeding resulted in the length of the fish in the ponds being as expected, but the weight of the fish was approximately a third of the normal weight.

The sale of the Cypress Lake farm provided far less capital to the Company than the amount needed to reduce the past due credit lines or to reduce them enough to allow funding of a new seasonal credit line. When the results of the sales price of that farm were projected over other farms and assets that could be sold, it became evident that the potential sales proceeds would be insufficient to both pay off the prior year’s credit line and leave enough acceptable assets for the Bank to issue a new credit line for the remainder of the calendar 2002 feeding season.

During the months that the USDA loan was being pursued, the secured and unsecured creditors had been kept informed of the Company’s efforts and progress. Restructuring of scheduled debt payments was agreed to by all of the secured creditors. The unsecured creditors continued to wait for payments on their accounts.

The situation faced by the Company was very grim. The previous year’s credit line was not paid off, so the proceeds of any fish that were sold went to the bank instead of the Company. The Company had no cash reserves to operate, make payroll, or care for the fish. The weather had warmed up, but without money to feed the fish, the fish would soon begin to die from starvation. The secured creditors had reached their limits of patience. Two feed trucks had been repossessed and the tractors and aeration equipment, necessary to keep the fish alive, were about to be taken as well. The mortgage holder for the 325 water acre Kroeker farm foreclosed upon that property and it was subsequently sold at a foreclosure auction on the courthouse steps.

Two options remained for the Company. The first was to declare liquidation bankruptcy. The second was to accept an offer to sell two additional farms and all of our catfish inventory to an outside party, enter into a custom farming arrangement, and split potential revenues from future fish sales.

Management reported to the Board of Directors that the current liquidation prices already experienced by the Company and sales by other farmers in similar distressed situations, indicated that the values that could be received for the Company’s fish, land, equipment, and other assets would be extremely low. Based upon the valuations received in those sales, the Company’s assets would not bring enough proceeds to satisfy the secured creditors. The unsecured creditors would receive nothing and the stockholders would also have no remaining value from liquidation.

While the offer from the outside party did not involve any higher price for the Company’s assets, it did contain the advance of sufficient funds for the Company to: remain in business; make the payments to secured creditors under their workout agreements; feed the fish for maximum gain; meet payroll and expenses of an ongoing operation; and, after the repayment for the fish purchased and operating advances, a share in potential future profits. The Board of Directors approved the sale of two additional farms and the entire fish inventory from all of the Company’s farms as well as the entry into the proposed custom farming agreement. A copy of the agreement is attached in the exhibits below. Generally the agreement provides for the following:

                From International Holdings, Inc.:

1.	Purchase all of the fish in AquaPro’s ponds for $.35 per pound.

2.	Calculate the number of pounds to be purchased by using the experience obtained during the seining of the Kroeker ponds for restocking with prawn, and the sale of the Cypress Lake fish to Tackett Fish Farms which resulted in a weight count of 32.7% of the weight shown on the perpetual inventory.

3.	Accept a promissory note in return for the sale with a maturity date no later than November 30, 2002.

                From Joseph H. Hale:

1.	The sale of the Circle Creek Farm and Panther Run Farm for a purchase price $354,450

2.	The acceptance of a promissory note to be paid on or before December 31, 2002

                From IHI, Hale and related entities:

To enter into a custom farming arrangement providing the sharing of net revenues after repayment of the investments by International Holdings and Hale in fish, feed costs, and operating expenses.

SUBSEQUENT EVENTS. Subsequent to the signing of the contract with IHI and Hale, the Company received advances from IHI and Hale for the feeding of fish and general operations. Payments were made to the secured creditors under the terms of the workouts previously arranged. The Company has fed the fish for maximum weight gain. As of September 25, 2002, IHI purchased the Community Bank loan to AquaPro for the remaining balance of $672,852. In addition, the payment for purchase of the two farms has been completed for $354,450. Of the fish inventory purchase price of $684,309, a total of $512,923 has been received by the Company and the remaining amount to be received of $171,386 is expected before November 30, 2002. Additionally, IHI has advanced $392,000 for operations and $915,000 for the purchases of feed.

Also subsequent to the fiscal 2002 yearend, IHI purchased the fish inventory on a 600-acre farm for its joint venture with the Company at a price of approximately $.25 per pound. Additionally, IHI advanced the funds for the Company’s purchase of enough large fingerlings for the next two year’s crops. The fingerlings were purchased at approximately half of the normal price.

It is hoped that the price for marketable fish will increase as farmers exit the business and leave the supply short of the demand. Currently lenders are reluctant to advance funds to catfish farmers for production and an increasing number of farms are for sale.

However, if prices do not rebound, it will be difficult for the Company or other farmers to stay in business. The Catfish Farmers of America have instituted an anti-dumping suit against the Vietnam imports. Success in this suit could help cause an increase in the selling price of American Catfish. On the other hand, continued sales of fish, into the United States at below cost, by any country, could cause the collapse of the American Catfish Industry and the Company.

The Company faces an additional threat from the loss of the Kroeker farm. As of September 25, 2002, the Company has lost the farm by foreclosure and has voluntarily returned the farm’s equipment. The original amounts of the mortgage and a related short-term debt in May 1999 were a total of $2,089,828. The real estate of the farm was purchased for $714,032. That same real estate sold for $270,000 on the courthouse steps in July of 2002. The Company has received notice that the equipment that it has returned may be sold at any time subsequent to October 27, 2002. The equipment was purchased used in 1999 for $545,930. It is now three years older and can be expected to bring far less than the purchase price. The mortgage covered additional assets such as prepaid feed and fish inventory. The prepaid feed has been fed to the fish and no longer exists. The current value of the fish inventory has not yet been determined. The mortgage holder has the right to sue for the difference between the amounts left unpaid by the foreclosure sale proceeds.

The Company’s President, George Hastings, has been required by the majority of the creditors of the Company to personally guarantee the debts of the Company. Mr. Hastings has personally guaranteed the Kroeker mortgage as well as the mortgages on the Circle Creek, Panther Run, Balmoral, Crystal Waters and Indian Lakes farms. All mortgage holders with the exception of the Kroekers have worked with the Company, to allow time for it to make and sell another crop of fish. They have accepted partial payments and extended the terms of their mortgages.

The Company has made offers to the Kroekers to make scheduled payments of a percentage of its net income to repay the shortfall. These offers have not been accepted. As of September 25, 2002, neither the Company nor Mr. Hastings have been sued for the shortfall. Neither Mr. Hastings nor the Company could pay a judgement approaching the size of the shortfall on the Kroeker mortgage. In the event of a successful suit and judgment for this shortfall, Mr. Hastings would have little option but personal bankruptcy. His bankruptcy would be an event of default under the loan covenants of the other Company’s other mortgages. As of June 30, 2002 the Company’s net worth was a negative $3,399,519. Bankruptcy by the Company could most likely cause a total loss by all shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

REAL PROPERTY. The Company owns five non-contiguous farms having a total of 139 ponds comprising 1,719 water acres situated on a total of 2,282 land acres. The farms are located in the Mississippi Delta area of Mississippi. The Company farms two additional farms for a total of seven farms having a total of 169 ponds comprising 2,140 water acres. The table below sets forth information regarding these properties.

INFORMATION REGARDING THE COMPANY’S REAL PROPERTY

NAME			UNPAID BALANCE OF
(LOCATION OF	TOTAL ACRES	NUMBER	MORTGAGE LOAN AT
PROPERTY)	(WATER ACRES)	OF PONDS	JUNE 30, 2002

Balmoral	318 (234)	21	Pledged under the
(Sunflower County, MS)			Farm Bank of Texas (1)
Hidden Lakes	668 (443)	46	$630,000 (2)
(Bolivar County, MS)			$280,000
Stillwater	170 (140)	8	Pledged under the
(Sunflower County, MS)			Farm Bank of Texas (1)
Crystal Waters	454 (377)	27	Pledged under the
(Bolivar County, MS)			Farm Bank of Texas (1)
Indian Lakes	672 (525)	37	Pledged under farm
(Bolivar County, MS)			Bank of Texas (3)

Properties Farmed under a Custom Farming Agreement

NAME			UNPAID BALANCE OF
(LOCATION OF	TOTAL ACRES	NUMBER	MORTGAGE LOAN AT
PROPERTY)	(WATER ACRES)	OF PONDS	JUNE 30, 2002

Circle Creek	275 (210)	15	Sold to J. Hale
(Sunflower County, MS)
Panther Run	278 (211)	15	Sold to J. Hale
(LeFlore County, MS)

Properties Lost through July 2002 Foreclosure

Kroeker Farm	424 (320)	28	Lost in Foreclosure
(Sunflower & Leflore County, MS)

(1)	Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $114,000 due through 2018; interest accrues at a variable rate (5.25% at June 30, 2000).

(2)	First mortgage payable to a private investment firm of $630,000, at 13% interest with monthly principal and interest payments of $11,750. A second mortgage on the real estate is held by a bank holding a first mortgage on the farm’s equipment in the amount of $280,000 with 14% interest and payments of principal and interest of $6,542.

(3)	Note payable to Farm Credit Bank of Texas with annual principal and interest payments of approximately $70,000 due through 2020; interest accrues at a variable rate (5.25% at June 30, 2000).

EQUIPMENT. The Company owns certain equipment; including tractors, implements (including portable aerator attachments), utility trucks and electric aerators. It also owns various lesser pieces of equipment, including electric pumps and power units, and miscellaneous equipment.

COOPERATIVE MEMBERSHIPS. The Company belongs to the following cooperatives:

Processing Cooperatives. AquaPro is a member of and owns stock in the catfish cooperative Fishco, Inc. (“Fishco”). Membership in this cooperative provides the Company with delivery rights for its catfish in amounts proportionate to its share ownership. Prices paid by the cooperatives are not fixed in advance and are determined at the time of delivery.

Feed Mill Cooperative. The Company is a member of and owns stock in Indi-Bell (Delta Western) Feed Mill Cooperative. Shortly before the end of the fiscal year, the Company’s feed became supplied by Land O’ Lakes Feed, Greenville, Mississippi, under a financing arrangement with IHI.

ITEM 3. LEGAL PROCEEDINGS

During the period covered by this report, a legal foreclosure action was initiated which resulted in loss of the Kroeker farm, subsequent to the fiscal yearend June 30, 2002. While the Company is not currently a party to any legal proceeding, it has received notice that the equipment, returned with the Kroeker real estate, may be sold at any time after October 27, 2002. It is quite possible that after sale of this equipment that the Company and its President and guarantor of the debts on the land and equipment, George Hastings, could be sued for the deficiency. A judgement of this size would more than likely force the Company into bankruptcy. The event of bankruptcy could most likely cause the shareholders to lose all of their investment.

Currently secured creditors are threatening lawsuits. Several unsecured creditors have threatened lawsuits. However, management believes that successful suits and judgments against the company could have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY’S COMMON EQUITY: The Company’s common stock began trading on the Nasdaq Over the Counter Bulletin Board on February 24, 1998. The high and low sales prices for the Company’s common stock, as reported on the Bulletin Board were $5.13 and $1.88 during the period from February 24, 1998 through March 31, 1998, $3.25 and $2.00 for the period from April 1, 1998 through June 30, 1998 and $2.00 and $0.38 for the period from July 1, 1998 through June 1, 1999. From July 1, 1999 to June 30, 2000 the high price was $1.50 and the low price $.18. For the period from July 1, 2000 to June 30, 2001 the high price was $.875 and the low price $.16. For the period from July 1, 2002 to June 30, 2002 the high price was $.23 and the low price was $.03.

STOCKHOLDERS: As of September 18, 2001, there were approximately 1,300 stockholders of record of the 4,935,273 outstanding shares of Common Stock. The Company believes there are approximately 500 beneficial owners of the Company’s common stock.

DIVIDENDS: The Company has not paid any cash dividends to holders of its common stock since its inception and does not plan to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, to finance the growth of the Company.

RECENT SALES OF UNREGISTERED SECURITIES: Set forth below is information for all securities that the Company has sold in the past three (3) years without registering said securities under the Securities Act of 1933 (the “1933 Act”). Share numbers and prices have not been adjusted to reflect the September 18 dividend.

During the fiscal year ended June 30, 2002 the Company issued to members of its Board of Directors as compensation, options to purchase a total of 48,000 shares. These options had exercise prices ranging from $.07 to $.25 per share, the bid price on the date of the option. These options have a term of seven years from the date of the grant. Also during this period the Company issued granted its executive officers 12,000 shares of Common Stock. These shares had market values ranging from $.07 to $.25 per share. During the fiscal year ended June 30, 2001 the Company issued to members of its Board of Directors as compensation, options to purchase a total of 66,000 shares of common stock. These options had exercise prices ranging from $.375 to $.625 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant.

During the fiscal year ended June 30, 2000, the Company issued to members of its Board of Directors as compensation, options to purchase a total of 78,000 shares of common stock. These options had exercise prices ranging from $.5625 to $1.25 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. During 1991 the Company issued to its officers options to purchase stock at prices from $.375 to $.625, the market price at the date of the grant of the options. Also during this period, the Company granted its executive officers 18,000 shares of common stock. On the dates of issuance these shares had market values ranging from $375 to $625. During the Company’s fiscal year ended June 30, 2000, the Company issued to its executive officers options to purchase a total of 348,000 shares of the Company’s common stock at prices ranging from $.5625 to $1.25 per share, the bid price of the stock on the date of grant. These options have a term of seven years from the date of grant. Also during the period, the Company granted its executive officers a total of 12,000 shares of common stock. On the dates of issuance, these shares had market values ranging from $.5625 to $1.25 per share. In issuing the foregoing shares and options, the Company relied on the exemptions under Section 4(2) of the 1933 Act and Rule 701, promulgated thereunder. Each transaction affected in reliance upon the exemption under Section 4(2) shares or options were issued either to an officer or director of the Company.

In April of 2002 the Company entered into a contract with a consultant to provide business planning and structure among other services. The consultant was to receive 500,000 shares as compensation for his services. The Company has terminated the contract for non-performance and does not intend to issue the 500,000 shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual performance of the Company could differ materially from that indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, cost and availability of feed, market price received for the Company’s fish, competition from Vietnamese basa fish being marketed as catfish, mortality of fish from disease or low oxygen levels, inability to acquire fry and fingerlings at reasonable costs, lengthy delays in fish sales caused by customers’ requirements for larger fish in fiscal 2001, changes in consumer demand for catfish, difficult climatic conditions, the extent to which the number of “off flavor” fish occur and delay fish sales to processors, the availability of adequate financing for AquaPro and its terms as well as the impact that credit limitations would have on competitors to force them to sell fish at or below market or cost, inability to acquire more farms at competitive prices, the catfish industry’s ability to gain increased market acceptance for its existing product line, the ability for the Company to scale up its production and reduce costs per pound, the potential of quarterly variations in demand, production and sales, the impact of new and changes in government regulations on food products and general economic conditions. These risks and uncertainties cannot be controlled by the Company. When used in this report, the words “believe”, “estimate”, “plans”, “goals”, “expects”, “should”, “outlook”, “anticipates”, and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The Registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

RESULTS OF OPERATIONS YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

NET SALES. Net sales during the year ended June 30, 2002 totaled $3,990,198 compared to $4,787,464 for the year ended June 30, 2001. Volume increased 429,513 pounds to 7,555,910 pounds of fish sold during the year ended June 30, 2002 compared to 7,126,397 pounds sold during the year ended June 30, 2001.

The decrease in sales was due to a lower average selling price received from the Company’s major customers. The average price of fish sold was 52.8 cents per pound during the year ended June 30, 2002 compared to 67.3 cents per pound during the year ended June 30, 2001 and 74.9 cents during the year ended June 30, 2000. Management believes that the lower sales price occurred as a result of processors lowering their prices in response to the Vietnam basa imports.

COST OF PRODUCTS SOLD AND GROSS PROFIT. Cost of products sold was $5,220,473, or 69.1 cents per pound sold, for the year ended June 30, 2002 compared to $4,515,331, or 63.4 cents per pound sold, for the year ended June 30, 2001. Gross profit from fish sales was a negative 30.8% during the year ended June 30, 2002 compared to a positive 5.99% for the year ended June 30, 2001. Cost of products sold is largely dependent on the Company’s cost structure in the previous year due to the 12 to 18 month grow out period required for catfish to mature. The cost of products sold increased even though the price of feed remained relatively unchanged from the previous year. The amount of feed fed to the Company’s fish was limited because of cash flow constraints. Therefore, fewer pounds were produced, resulting in a higher cost per pound in inventory.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses during the year ended June 30, 2002 were $1,357,444 compared to $1,361,249 during the year ended June 30, 2001. Accordingly, selling, general and administrative expenses were 18.0 cents per pound sold for the year ended June 30, 2002 compared to 19.1 cents per pound sold for the year ended June 30, 2001. Selling expenses increased with increased sales volume and production inefficiencies caused by repeatedly seining ponds containing fewer marketable size fish. The decline in selling and administrative expenses was due primarily to drastic reductions in salaries and related expenses.

INTEREST EXPENSE & NET LOSS. Interest expense was $1,512,461 for the year ended June 30, 2002 compared to $790,525 for the year ended June 30, 2001. Borrowings increased as a result of the Company’s inability to pay off its seasonal credit lines and other debts. Net loss for the year ended June 30, 2002 was $9,028,607 compared to a loss of $1,603,833 for the year ended June 30, 2001. Of the $9,028,607 loss, $4,488,867 was extraordinary loss incurred from the sale of three farms and the entire catfish inventory at prices below their cost, and the impairment loss due to the foreclosure of the Kroeker farm.

INCOME TAXES AS OF JUNE 30, 2002. The Company has net operating loss carry-forwards of approximately $22,000,000, which expire at various dates through fiscal 2022, available to reduce taxable income.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2002, the Company had a current ratio of .14 to 1.00 compared to 1.44 to 1.00 at June 30, 2001. Working capital at June 30, 2002 totaled a negative $6,238,879 compared to $2,173,001 at June 30, 2001. The Company’s net cash provided by (used in) operating activities was $320,262 and ($935,654) for the years ended June 30, 2002 and June 30, 2001, respectively.

The Company funded its net loss by the liquidation sale of three of its farms and all of its catfish inventory, and the return of the Kroeker farm and assets. This drastic step was taken instead of complete bankruptcy. As discussed more fully in the description of the Company’s business above, the reduced fish sales amount per pound left the Company with approximately $1,000,000 outstanding on its seasonal credit line. No additional financing was available to feed the fish inventory and any fish sales proceeds were pledged to the bank. Secured creditors began repossessing the Company’s assets. Under the terms of the agreement with the purchaser of the catfish inventory, the Company is to share in any available fish sales proceeds from the purchased catfish inventory, after the purchaser receives the cost of the investment in fish, feed and other costs.

SUBSEQUENT EVENTS. Subsequent to the signing of the contract with IHI and Hale, the Company received advances from IHI and Hale for the feeding of fish and general operations. Payments were made to the secured creditors under the terms of the workouts previously arranged. The Company has fed the fish for maximum weight gain. As of September 25, 2002, IHI purchased the Community Bank loan to AquaPro for the remaining balance of $672,852. In addition, the payment for purchase of the two farms has been completed for $354,450. Of the fish inventory purchase price of $684,309, a total of $512,923 has been received by the Company and the remaining amount to be received of $171,386 is expected before the end of the calendar year. Additionally, IHI has advanced $392,000 for operations and $915,000 for the purchases of feed.

Also subsequent to the fiscal 2002 yearend, IHI purchased the fish inventory on a 600-acre farm for its joint venture with the Company at a price of approximately $.25 per pound. Additionally, IHI advanced the funds for the Company’s purchase of enough large fingerlings for the next two year’s crops. The fingerlings were purchased at approximately half of the normal price.

It is hoped that the price for marketable fish will increase as farmers exit the business and leave the supply short of the demand.* However, there can be no assurance that the price will not increase. Currently lenders are reluctant to advance funds to catfish farmers for production and an increasing number of farms are for sale.

However, if prices do not rebound, it will be difficult for the Company or other farmers to stay in business. The Catfish Farmers of America have instituted an anti-dumping suit against the Vietnam imports. Success in this suit could help cause an increase in the selling price of American Catfish. On the other hand, continued sales of fish, into the United States at below cost, by any country, could cause the collapse of the American Catfish Industry and the Company. The Company faces an additional threat from the loss of the Kroeker farm. As of September 25, 2002, the Company has lost the farm by foreclosure and has voluntarily returned the farm’s equipment. The original amounts of the mortgage and a related short-term debt in May 1999 was a total of $2,089,828. The real estate of the farm was purchased for $714,032. That same real estate sold for $270,000 on the courthouse steps in July of 2002. The Company has received notice that the equipment that it has sold may be returned at any time subsequent to October 27, 2002. The equipment was purchased used in 1999 for $545,930. It is now three years older and can be expected to bring far less than the purchase price.* The mortgage covered additional assets such as prepaid feed and fish inventory. The prepaid feed has been fed to the fish and no longer exists. The current value of the fish inventory has not yet been determined. The mortgage holder has the right to sue for the difference between the amounts left unpaid by the foreclosure sale proceeds.

The Company’s President, George Hastings, has been required by the majority of the creditors of the Company to personally guarantee the debts of the Company. Mr. Hastings has personally guaranteed the Kroeker mortgage as well as the mortgages on the Circle Creek, Panther Run, Balmoral, Crystal Waters and Indian Lakes farms. All mortgage holders with the exception of the Kroekers have worked with the Company, to allow time for it to make and sell another crop of fish. They have accepted partial payments and extended the terms of their mortgages.

The Company has made offers to the Kroekers to make scheduled payments of a percentage of its net income to repay the shortfall. This offer has not been accepted. As of September 25, 2002 neither the Company nor Mr. Hastings has been sued for the shortfall. Neither Mr. Hastings nor the Company could pay a judgement approaching the size of the shortfall on the Kroeker mortgage. In the event of a successful suit and judgment for this shortfall, Mr. Hastings would have little option but personal bankruptcy. His bankruptcy would be an event of default under the loan covenants of the other Company’s other mortgages. As of June 30, 2002 the Company’s net worth was a negative $4,284,626. Bankruptcy by the Company could most likely cause a total loss by all shareholders.*

The Company was unable to completely pay its previous accounting firm; therefore, Ernst & Young, LLP terminated its relationship with the Company. The Company had intended to use the Horne CPA Group but was unable to find the funds necessary for its retainer. Just prior to the yearend, the Company engaged the firm of Joe Craft, CPA as its independent auditors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below are the Directors and Executive Officers of AquaPro and their ages, positions held and length of service.

An Officer of the
		Company (or a	Director of the
		Predecessor of the	Company (or
NAME AND AGE	Position	Company) Since	Predecessor)

George S. Hastings, Jr. Age 55	Chairman of the Board Chief Executive Officer President	1983	1983

Kenneth Ostebo* Age 45	Director	—	1998

Joseph Duncan, Sr.* Age 75	Director	—	1995 resigned June 30, 2002

Charles Porter* Age 60	Director	—	1999 resigned June 30, 2002

*	Independent director, i.e. director who is not an officer or employee of the Company.

None of the persons named are directors of any Reporting Companies. “Reporting Companies” include companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), or subject to the requirements of Section 15(d) of the 1934 Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

Set forth below is a description of the business and employment background of the Company’s Directors and Executive Officers.

George S. Hastings, Jr. received his Bachelor of Science Degree in Finance with a minor in Accounting from the University of Tennessee in 1973 and a Doctor of Jurisprudence Degree from the University of Tennessee College of Law in 1975. He has been a member of the State Bar of Tennessee and the United States Tax Court since 1976. Mr. Hastings has been involved in the catfish aquacultural industry since 1986 and has substantial experience in all levels of catfish farm management. Prior to his acquisition of AquaPro, Mr. Hastings owned and managed his own financial planning consulting firm, providing financial advice to the owners of closely held business in the Southeast. Prior to turning his attention to the catfish industry, he owned and operated his own NASD securities broker/dealer firm and his own insurance brokerage company. Mr. Hastings served two years on the board of directors and audit committee at Delta Pride, and is actively involved with an alliance of companies seeking to bring the process of recovering high quality minced catfish protein to the industry.

Kenneth Ostebo was appointed a Director of the Company effective May 4, 1998. From 1994 to the present, Mr. Ostebo has been Chief Executive Officer for Ocean’s Edge, Inc. a commercial fishing and marketing company. Mr. Ostebo has 22 years experience in the seafood industry and has developed expertise in introducing lesser-known products into the marketplace. In 1982, he established new markets for secondary seafood items and brought them to a national level. Mr. Ostebo then started a company using the same processing principles and product development and spent two years on research and development of a new seafood product which ultimately gained national acceptance. Mr. Ostebo has expertise in taking a new product from its inception to target markets to consumer awareness and selling these products on both domestic and international levels.

Joseph Duncan, Sr. has been elected and has served as a Director from December 30, 1995 to June 30, 2002.

Charles E. Porter served as a Director from 1999 to June 30, 2002.

Based upon a review on the Forms 4 and 5 furnished to the Company with respect to its most recent fiscal year, each of the Company’s Directors, Executive Officers, Promoters and Control Persons failed to timely file his or her initial Form 3 under Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth remuneration to be paid by the Company and/or its subsidiaries to its Chief Executive Officer and to its other highly compensated executive officers of which there are none whose annual salary and bonus exceeds $100,000.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION			LONG-TERM COMPENSATION

				VALUE OF	SECURITIES
NAME AND				RESTRICTED	UNDERLYING
PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK(1)	OPTIONS(2)

George S. Hastings, Jr.	2002	$100,000	$0	$1,650	40,000
Chief Executive Officer	2001	$100,000	$0	$5,640	52,000
	2000	$87,000	$0	$9,939	348,000

(1)	Stock is subject to 2-year vesting whereby shares will be lost if employee voluntarily terminates employment or is terminated for cause before the vesting period ends. Shares valued at a weighted average of $.82 for 2000, $.47 for 2001, and $.13 for 2002.

(2)	The options issued in the fiscal year ended June 30, 2000 are exercisable for 7-year periods commencing on July 1, 1999 at $1.25 per common share (87,000 shares), October 1, 1999 at $.875 per common share (87,000 shares), January 1, 2000 at $.625 per common share (87,000 shares), and April 1, 2000 at $.563 per common share (87,000 shares). Options for year ended June 30, 2001 are also exercisable for 7-year periods commencing on July 1, 2000 at $0.50 per common share (10,000 shares), October 1, 2000 at $0.563 (10,000 shares), June 1, 2001 at $0.375 (10,000 shares) and April 1, 2001 at $0.53 per share (10,000 shares). Options for year ended 2002 are also: July 1 @ $.25, October 1 @ $.16, January 1 @ $.07, April 1 @ $.07.

The following table sets forth certain information regarding stock options and warrants granted to each named Executive Officer by reason of his employment during the Company’s 2001 fiscal year.

OPTION/WARRANT GRANTS IN 2002(A)

INDIVIDUAL GRANTS

	NUMBER OF SECURITIES	% OF TOTAL OPTIONS/WARRANTS
	UNDERLYING	GRANTS TO EMPLOYEES	EXERCISE OR
NAME	OPTIONS/WARRANTS GRANTED	IN FISCAL YEAR	PRICE($/SHARE)

George S. Hastings, Jr.	40,000	100%	$0.07 to $0.25
Expiring 3/31/2009

The following table sets forth the value of all unexercised employee stock options and Director Options held by the Named Executive Officers as of June 30, 2002.

AGGREGATED OPTION AND WARRANT VALUE TABLE

	NUMBER OF SECURITIES	VALUE OF UNEXERCISED
	UNDERLYING UNEXERCISED OPTIONS	IN-THE-MONEY OPTIONS

NAME	EXERCISABLE/UNEXERCISABLE(1)	EXERCISABLE/UNEXERCISABLE

George S. Hastings, Jr.	1,110,000/None	$0.00/None(1)

(1)	Options in-the-money are based on the value of the Company’s Common Stock which, as of September 19, 2002, is $.03 per Common Share based on the closing price reported on the NASD Bulletin Board.

EMPLOYMENT CONTRACTS. The Company has a written employment agreement with Mr. George Hastings. Pursuant to this agreement, he receives a base salary of $100,000 per annum. In addition, Mr. Hastings is entitled to awards of restricted stock, stock options, medical insurance coverage and to such annual bonus compensation as determined by the Board of Directors. The award of any bonus compensation, however, is dependent on the achievement of certain performance levels by the Company, including growth in funds from operations, net income, and/or water acres under management. The stock options awarded pursuant to such employment contract is exercisable for a term of seven years at an exercise price equal to the fair market value on such date and are exercisable upon issuance. The employment agreement has an initial three-year term and is automatically extended for an additional year at the end of each year of the agreement, subject to the right of the Company to terminate the contract for cause upon notice or voluntarily by giving at least three months’ prior written notice and the payment of severance payment equal to three years of compensation.

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

COMPENSATION OF DIRECTORS. The Company pays its outside Directors an annual retainer of $1,000 each September, $500 for each meeting attended in person and $250 for each telephonic meeting. The Company also reimburses each outside Director for his or her out-of-pocket expenses incurred in connection with attending meetings. Since June 30, 1998, the Company annually awarded each Director (including Directors who are officers of the Company) options for the purchase of 3,000 common shares (the “Director Options”). The Director Options have a term of seven years and are exercisable at a price equal to the fair market value of the Common Shares on the date of issuance. These options have a term of seven years. In August 1998, the Board of Directors voted to award each Director (including Directors who are officers of the Company) options for the purchase of 3,000 common shares each quarter at an option price equal to the closing stock price on the first day following each calendar quarter.

STOCK OPTION PLAN. The stockholders have approved and authorized a stock option plan for officers, directors, employees and consultants to the Company. The Plan is designed to comply with Rule 16b-3 under the 1934 Act. The purpose of the stock option plan is to encourage stock ownership by current and future officers, directors, employees and consultants to the Company, and certain other persons judged by the committee who would administer the plan to be instrumental to the success of the Company, and to give such persons a greater personal interest in the Company achieving continued growth and success. The stock option plan would be administered by persons who are “disinterested persons” within the meaning of paragraph (c)(2) of Rule 16b-3. The Plan has not yet been approved by the Board and has not yet been implemented.

DIRECTOR LIABILITY. The Tennessee Business Corporation Act permits a Tennessee corporation to limit or eliminate a director’s liability to the corporation or its shareholders for monetary damages for certain breaches of fiduciary duty. The statute provides, however, that a Tennessee corporation may not eliminate or limit liability for breaches of the duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or knowing violation of the law, the unlawful purchase or redemption of stock, or the payment of unlawful dividends. Although the Tennessee courts have not tested the validity and scope of that statutory provision, the provision clearly applies only to breaches of duty by directors as directors and not in their capacity as officers, employees or agents of the corporation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2001, by each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Company’s common stock, the beneficial ownership by each Officer, Director, and the beneficial ownership of all Directors and Officers as a group:

	AMOUNT AND NATURE OF
NAME & POSITION	BENEFICIAL OWNERSHIP
OFFICERS AND DIRECTORS	NUMBER OF COMMON SHARES(%)(1)

George S. Hastings, Jr.	1,376,322	(2)	(21.3%)
President, Chief Executive Officer and Chairman of the Board
Kenneth Ostebo	45,000	(4)	(0.7%)
Director
Joseph F. Duncan, Sr.	57,000	(3)	(0.9%)
Director
Charles Porter	36,000	(5)	(0.6%)
Director
All officers and directors as a group	1,514,322		(23.5%)

(1)	In accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), Common Shares which are not outstanding but which are subject to vested options, warrants, rights or conversion privileges have been deemed to be outstanding for the purpose of computing the percentage of outstanding Common Shares owned by the individual having such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person.

The number of Common Shares owned by each person equals the Common Shares outstanding beneficially owned plus Common Shares issuable to the beneficial holder upon the exercise of the rights, warrants and/or options deemed to be outstanding.

The total number of Common Shares outstanding is 4,935,273 as of June 30, 2002. The total number of options outstanding is 1,397,000 as of such date. Accordingly, the total number of outstanding Common Shares considered outstanding for purposes of computing the above percentages is 6,449,595.

(2)	Includes the following Common Shares, warrants and options held of record by Mr. Hastings: 257,322 Common Shares and 1,131,000 Common Shares issuable upon the exercise of 1,074,000 Compensatory Options and 57,000 Director Options.

(3)	57,000 Common Shares issuable upon the exercise of Director Options.

(4)	45,000 Common Shares issuable upon the exercise of Director Options.

(5)	36,000 Common Shares issuable upon the exercise of Director Options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A List of Exhibits is included with this Report and is attached hereto.

AquaPro Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunflower, Mississippi on October 10, 2002.

AQUAPRO CORPORATION

Dated: October 10, 2002	By:	/s/ George S. Hastings, Jr.

George S. Hastings, Jr. Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the date indicated.

By:	/s/ George S. Hastings, Jr. George S. Hastings, Jr., Chief Executive Officer, President (Principal Executive Officer and Principal Accounting Officer) and Chairman of the Board	October 10, 2002

By:	/s/ Ken Ostebo Ken Ostebo, Director	October 10, 2002

LIST OF EXHIBITS
AQUAPRO CORPORATION

ITEM	EXHIBIT NO.

Balloon Promissory Note dated May 1, 2001 (8)	10.19
Agreement with International Holdings, Inc. and Joseph H. Hale for the purchase of two farms and Fish Inventory of AquaPro	10.21
Restructuring agreement with Deutsche Financial Services to extend the payment terms of equipment loans	10.22
Loan Amendment agreement with Federal Land Bank of North Mississippi to extend payments on Land Loans	10.23
Memorandum of Understanding with Secured Loans, Inc. to extend the payment terms of the mortgage on the Hidden Lakes Farm	10.24

(8)	Incorporated by reference to the corresponding Exhibit previously filed as An Exhibit to Registrant’s Form 10-KSB filed October 15, 2001.

Consolidated Financial Statements

AquaPro Corporation

Years ended June 30, 2002 and 2001
with Report of Independent Auditors

Report of Independent Auditor

To the Board of Directors
AquaPro Corporation

I have audited the accompanying consolidated balance sheet of AquaPro Corporation and subsidiaries as of June 30, 2002 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of AquaPro Corporation and subsidiaries as of June 30, 2001, were audited by other auditors whose report dated October 11, 2001, expressed a going concern issue on those statements.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaPro Corporation and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paducah, Kentucky
October 9, 20002

AquaPro Corporation

Notes to Consolidated Financial Statements

June 30, 2002

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

AquaPro Corporation (the “Company”) and its wholly-owned subsidiaries Circle Creek Aquaculture, Inc. (Circle Creek) and American Fisheries Corporation (“American”) own and operate six catfish farms located in the delta area of the State of Mississippi. All material intercompany transactions and balances have been eliminated in consolidation.

The Company conducts catfish farming activities on approximately 2,135 water acres within the State of Mississippi. Catfish farming is concentrated in a few southern states, principally Mississippi, Louisiana, Alabama and Arkansas. Catfish are sold principally to retail grocery stores and restaurants by catfish processors. The Company’s sales are to a limited number of processors and collateral is generally not required. Five processors represented 29%, 21%, 13%, 13%, and 7% of the Company’s net sales for the fiscal year ended June 30, 2002, and five processors represented 27%, 20%, 18%, 15% and 10% of the Company’s net sales for the fiscal year ended June 30, 2001.

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

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

LIVE FISH INVENTORIES (continued)

Live fish inventories are purchased as “fingerlings” (generally 5 to 6 inches in length) and are grown to a marketable size over 9 to 18 months. Because the production cycle generally exceeds one year, management anticipates certain live fish inventories on hand at June 30, 2001 may not be sold during fiscal year 2002. Live fish inventories are classified as a current asset in the accompanying consolidated balance sheets consistent with industry practice. The quantities of live fish inventories are determined based upon estimated growth from feed fed and are reduced for the actual quantities sold and observed mortality. The Company estimates fish grow-out based upon 2.5 pounds of feed fed per one pound of live fish growth. The estimated fish grow-out, which includes estimated mortality based on the Company’s experience, is based upon published industry data and actual experience of the Company. In addition to the estimated mortality, reductions in inventories for observed mortality are recorded as observed. Management assesses the accuracy of the perpetual inventory records by periodic comparisons with observations of the catfish feeding in each pond and analysis of the trend of pounds of feed fed relative to the pounds of catfish reflected in the perpetual inventory records by pond. Costs associated with live fish production are accumulated and capitalized during the growing period and consist principally of feed, labor and overhead required to grow the live fish to a marketable size. Each pond is closed approximately every 8 to 10 years and the perpetual inventory records are adjusted to the actual harvest. Live catfish are highly susceptible to disease, oxygen depletion and extreme temperatures, which could result in mortality higher than the Company’s estimated mortality.

Management monitors each pond and takes appropriate actions to minimize the risk of loss from mortality. Given the nature of the live fish inventories, it is reasonably possible that the Company’s actual mortality will vary significantly from estimates. The cost of producing fish for harvest is subject to the cost of grains, which is susceptible to significant fluctuations in the commodity markets. The Company establishes prices for a portion of its anticipated feed purchases over specified periods of time through various feed purchase agreements.

There were no live fish inventories on hand at June 30, 2002. The Company sold all of its live fish inventories to International Holdings, Inc. so that the Company could secure a line of credit for feed and a line of credit for operations. The Company is employed to cultivate, harvest, and sell as stated in Note 2.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment are stated at cost. Depreciation is provided by the straight-line method over the assets’ estimated useful lives (15 years for ponds and improvements, 15 to 20 years for buildings, and 3 to 7 years for machinery and equipment).

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

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to estimated fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally recognizes no compensation expenses for the stock option grants.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding. Common equivalent shares (stock options and warrants) outstanding have not been included in the computation of diluted net loss per common share due to their antidilutive effects for the years presented.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

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

The assets secured by the loan in default to Marvin and Marie Kroeker as explained in Note 4 have been written down in accordance with FASB statement No. 121 due to the impairment of expected future cash flows from these assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value, and establishes “special accounting” for derivatives that are hedges. Derivatives that are not hedges must be adjusted to fair value though income. The effect of adopting this statement in fiscal 2001 was not material to the consolidated net loss and financial position of the Company.

In June 2001, the FASB issued statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Management does not anticipate the adoption of the new rules will have a material effect on the consolidated earnings and financial position of the Company.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2002 and 2001, the Company incurred net losses of $9,028,607 and $1,603,833, respectively, and had aggregate accumulated deficits in operations at June 30, 2002 of $19,678,340. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately attain profitability.

In 2001 the Company was seeking additional capital for operations and capital expenditures through collaborative arrangements with corporate partners and/or individuals. The Company has sold three fish farms in its operations and rights to options, explained below, to generate cash flow to satisfy creditors and lenders until the market price for fish becomes more favorable. The Company made the following transactions to help stabilize its financial position and eliminate its going concern matter.

Circle Creek Farm and Panther Run Farm were sold for $354,450 to International Holdings, Inc. on June 27, 2002. The book value less depreciation for these two farms was $761,313 as of June 27, 2002. For various services provided by International Holdings, Inc. to the Company, in return the Company has given him a 3-year option to purchase five farms from the Company for $1,630,000. These five farms have a book value less depreciation of $3,502,234 as of June 30, 2002.

The Company sold its live fish inventory in June 2002 to International Holdings, Inc. for $684,309. The Company has employed International Holdings, Inc. to cultivate, harvest and sell its catfish and International Holdings, Inc. will provide, at its expense, the necessary feed for the fish.

The Company will pay to International Holdings, Inc. a monthly administrative and consultant fee of $4,000 plus travel and related expenses until December 31, 2005, and in addition to the monthly fee, a five-year warrant to purchase 600,000 common shares at $.01 per share.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

2. GOING CONCERN (continued)

As fish are sold off of Circle Creek Farm, Panther Run Farm and Cypress Lake Farm, the proceeds will be divided as follows: The first $785,352 plus interest on feed line to International Holdings, Inc., plus any feed purchased over $385,352 for these farms will go to International Holdings, Inc. The next $548,636 will be divided 50/50 between the Company and International Holdings, Inc. The next $448,518 will be divided 52% to the Company and 48% to International Holdings, Inc. All remaining revenues will be divided 67% to International Holdings, Inc. and 33% to the Company.

As prawns are sold, the proceeds will be allocated as follows:

A)	Global Seafood Technology will receive from the proceeds the cost of the prawns.

B)	To the Company the cost of production and to International Holdings, Inc. the cost of all feed will be taken from the proceeds.

C)	All remaining proceeds will be as follows:

50% to Global Seafood Technology
25% to the Company
25% to International Holdings, Inc.

As International Holdings, Inc. sells its live fish inventory from the remaining farms the proceeds will be allocated as follows:

A)	Reimbursement to International Holdings, Inc. for all fish costs, feed costs, financing, and interest expense.

B)	All remaining proceeds will be allocated 50% to International Holdings, Inc. and 50% to the Company.

The Company at its own expense will purchase stockers, fingerlings, and fry, up to $165,000, which will immediately become the property of International Holdings, Inc., to be used in a future joint venture with the Company.

No assurance can be given that the market price for fish will be enough to pay its costs and debt.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

3. INVESTMENTS IN COOPERATIVES

     Investments in cooperatives consist of the following:

	June 30

	2002	2001

Fishco, Inc.	$112,000	$112,000
Indi-Bell, Inc.	57,240	57,240

	$169,240	$169,240

The ownership of Fishco, Inc. (“Fishco”) stock provides the Company the right to sell live catfish to Fishco. Substantially all of the Company’s catfish feed purchases are from Indi-Bell, Inc.

4. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable-bank consist of borrowings under a $900,000 revolving line of credit used solely to fund purchases of feed ($117,068 outstanding at June 30, 2002 and $801,414 outstanding at June 30, 2001) and an $800,000 revolving line of credit ($671,078 outstanding at June 30, 2002 and $747,547 outstanding at June 30, 2001). Interest accrues at 9.65%. Interest and principal are paid from collections of accounts receivable applied equally to each line of credit.

On August 29, 2001, the $900,000 and the $800,000 revolving lines of credit were replaced with a $1,550,000 line of credit to fund feed purchases and a $990,000 revolving line of credit. Interest accrues at 9.65%. Both lines of credit matured on October 15, 2001. The lines of credit may be renewed in 30-day increments, at the discretion of the bank.

The Company is in default on a note to Marvin & Marie Kroeker secured by certain property. The outstanding debt as of 6/30/2002 was $1,710,023. The property was auctioned on August 9, 2002, and was sold for $270,000. The net book value of the property sold was $812,262 as of June 30, 2002.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

4. NOTES PAYABLE AND LONG-TERM DEBT (continued)

Notes payable-other consists of the following:

	June 30

	2002	2001

Note payable to an individual with interest payable monthly at 12% and principal due in April 2003	$600,000	$600,000
Borrowings under a $175,000 credit facility with a financial institution with interest at 12% and borrowings due six months from the date of advance	116,012	129,841
Note payable to a corporation with interest at 18%, due on demand	100,000	100,000
Notes payable to an officer and director with interest at 12% and no stated maturity	110,000	110,000
Notes payable to various financial institutions with interest at variable rates (12% at June 30, 2002)	39,138	129,586
Notes payable to an officer and director with interest at variable rates (12% at June 30, 2002) and no stated maturity	209,606	209,606
Note payable to an individual which was in default as of 2002 with annual payments of $200,000 including interest at prime less 1.75% (5% at June 30, 2002 and 6% June 30, 2001) maturing April 2014	1,710,023	0

	$2,884,779	$1,279,033

The weighted average interest rate on short-term borrowings outstanding as of June 30, 2002 was 13% and as of June 30, 2001 was 13%.

Long-term debt consists of the following:

	June 30

	2002	2001

Note payable to a bank with annual principal and interest payments of approximately $142,000 through 2018; interest accrues at a variable rate (5.25% at June 30,2002 and 6.5% at June 30, 2001)	$1,215,300	$1,319,694
Note payable to a financial institution with monthly principal and interest payments of $11,750 through 2008 with interest at 13%	596,758	604,836
Note payable to bank with monthly principal and interest payments of $6,542 through January 2006 with interest at prime plus 5% (11.75% at June 30, 2002)	290,818	266,667

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

4. NOTES PAYABLE AND LONG-TERM DEBT (continued)

	June 30

	2002	2001

Convertible notes payable with interest due quarterly at 10.35% and principal due December 2002	100,000	100,000
Convertible notes payable with interest due quarterly at 10.35% and principal due December 2003	363,593	363,593
Note payable to a bank with annual principal payments of $43,610 through 2003; interest accrues at prime rate plus one percent (8.75% at June 30, 2002 and 7.75% at June 30, 2001) and is payable semi-annually	87,219	130,829
Convertible notes payable with interest due quarterly at 7.15% and principal due December 2003	25,212	25,212
Notes payable to various finance companies with annual payments aggregating approximately $55,000 including interest at rates ranging from 8.49% to 11.3%, maturing at various dates through 2005	248,659	144,692
Capital lease obligations with quarterly payments aggregating $16,281 including interest at effective rates of 8.5% to 12.5% through June 2004	69,893	73,873
Note payable to an officer and director of the Company with monthly payments of $3,810 including interest at 8.75%, maturing April 2003	99,269	99,269
Note payable to a former officer and director for the Company with monthly payments of $4,000 including interest at 8.75%, maturing January 2003	29,792	73,102
Notes payable to various banks and finance companies with monthly payments aggregating $8,174 including interest at rates ranging from 7.6% to 11.5%, maturing at various dates through July 2004	62,731	104,257
Note payable to an individual which was in default as of 2002 with annual payments of $200,000 including interest at prime less 1.75% (5% at June 30, 2002 and 6% at June 30, 2001) maturing April 2014	0	1,710,023

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

4. NOTES PAYABLE AND LONG-TERM DEBT (continued)

	June 30

	2002	2001

Note payable to bank with annual principal and interest payments of $84,845 through 2020 with interest at 4.75%	783,555	783,555
Notes payable to individuals with monthly payments aggregating $3,449 including interest at 8%, maturing May 2002	44,384	42,808
Notes payable to various finance companies with quarterly payments aggregating $14,134 including interest at rates ranging from 7.6% to 8.19%, maturing at various dates through June 2005	118,509	178,864

	4,135,692	6,021,274
Less current maturities	1,429,327	1,210,247

	$2,706,365	$4,811,027

The 10.35% convertible notes payable due in 2002 are convertible into shares of the Company’s common stock at a price of $10.42 per share at the noteholders’ option at any time prior to maturity. The 7.15% convertible notes are convertible into shares of the Company’s stock at a price of $10 per share at the noteholders’ option at any time prior to maturity. The convertible notes may be paid by the Company at any time without penalty.

Substantially all trade accounts receivable, live fish inventories, property, buildings and equipment and cooperative stock are pledged as collateral on the note payable to bank and long-term debt. The Company has sold its live inventories in 2002 to International Holdings, Inc. as explained in Note 2, but the live fish inventories still remain as collateral on the debt. The Company is required, by provisions of certain of the loan agreements, to maintain annually minimum net worth, current and debt service coverage ratios, which were not met as of June 30, 2002. The Company obtained a waiver of those covenants through June 30, 2003.

The aggregate annual maturities of long-term debt at June 30, 2002 are as follows:

2003	$1,037,998
2004	577,109
2005	319,378
2006	252,854
2007	204,609
Thereafter	1,743,744

$4,135,692

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

5. COMMON STOCK

During fiscal 2002 and 2001, the Company granted to key employees 12,000 shares of common stock and 18,000 shares of common stock at $0.07 to $0.25 and $0.49 per share, respectively. The shares generally vest after a two-year period.

Unearned compensation expense is amortized to selling, general and administrative expenses in the accompanying consolidated statements of operations over the vesting period.

6. EMPLOYEE STOCK OPTIONS

The Company granted directors and certain key employees, options to purchase shares of common stock during the fiscal years ended June 30, 2002 and 2001 as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at July 1, 2000	1,147,000	1.50
Granted	130,000	.50

Outstanding at June 30, 2001	1,327,000	1.40
Granted	88,000	.11

Outstanding at June 30, 2002	1,415,000	1.33

Following is a summary of the status of options outstanding at June 30, 2002:

		Weighted Average
Exercise	Number of	Remaining	Weighted Average
Price Range	Shares	Contractual Life	Exercise Price

$.07 - $ .25	88,000	6 years	$.11
.38 - .63	130,000	5 years	.50
.56 - 1.25	432,000	4 years	.84
.69 - 1.88	341,000	3 years	.94
2.84 - 3.25	250,000	2 years	3.05
2.00	174,000	1 year	2.00

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

6. EMPLOYEE STOCK OPTIONS (continued)

The options were granted for a seven-year period and are exercisable at anytime prior to their expiration at various dates from March 31, 2002 to March 31, 2008. The weighted average remaining life of the options is 4.1 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: volatility factor of 3.277 and 1.852 for fiscal 2002 and 2001, respectively; weighted-average expected life of options of three years; risk-free interest rate of 6%; and no dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options granted for the fiscal years ended June 30, 2002 and 2001 is amortized to expense over the vesting period. The Company’s pro forma net losses were $9,038,287 and $1,668,833 for the fiscal years ended June 30, 2002 and 2001, respectively, and the Company’s pro forma basic and diluted loss per common share was $1.83 and $.34, respectively, for those same periods. The weighted average fair value of options granted during the fiscal years ended June 30, 2002 and 2001 was $.11 and $.50, respectively.

7. INCOME TAXES

The Company has consolidated net operating loss carryforwards for income tax purposes of approximately $22,610,000 at June 30, 2002, which expire at various dates through 2023.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

7. INCOME TAXES (continued)

Components of the Company’s deferred tax assets were as follows:

	June 30

	2002	2001

Deferred tax assets (liabilities) – noncurrent:
Net operating loss carryforward	$9,310,000	$4,907,000
Goodwill for income tax purposes	278,000	310,000
Property, buildings and equipment	(191,000)	(189,000)
Other	14,000	22,000

	9,411,000	5,050,000
Valuation allowance for deferred tax assets	(9,411,000)	(5,050,000)

Net deferred tax assets	$—	$—

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents approximate their fair values at June 30, 2002 and 2001. The carrying amount for investments in cooperatives approximates their fair value at June 30, 2002 and 2001 based upon estimates of recent sales of stock of the cooperatives obtained by management.

The fair value of notes payable and long-term debt, which was estimated using discounted cash flow analysis based upon the Company’s incremental borrowing rates for similar borrowings arrangements, approximated their carrying amounts at June 30, 2002 and 2001.

9. EXTRAORDINARY LOSS

The sale of the live fish inventory as stated in Note 2 were sold so that a feed line of credit and an operating line of credit could be established and that the production costs might be recoverable as the fish inventories are sold off in the future by International Holdings, Inc. The occurrence of this item is infrequent and management has accounted it as such an item.

AquaPro Corporation

Notes to Consolidated Financial Statements (continued)

9. EXTRAORDINARY LOSS (continued)

Sale of live fish inventory

Sales price	$684,309
Live inventory	4,624,083

Loss on sale of live inventory	$(3,939,774)

The sale of the three farms as stated in Note 2 has been accounted by management as an infrequent item. Management is in the process of restructuring its debt so that it may try to improve its cash flow to meet current and future obligations.

Sale of Circle Creek & Panther Run Farms

Basis of farms sold	$761,313
Sales price	354,450

Loss on sale of farms	$(406,863)

Sale of Cypress Lake Farm

Basis of farm sold	$471,766
Sales price	329,536

Loss on sale of farm	$(142,230)

Extraordinary Item

Loss on sale of inventory	$(3,939,774)
Loss on sale of farms	(549,093)

Extraordinary loss	$(4,488,867)

AquaPro Corporation

Consolidated Balance Sheets

	JUNE 30

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,246	$810
Trade accounts receivable	—	85,625
Other receivables	2,232	91,418
Live fish inventories	—	6,872,915
Notes receivable	1,037,309	—
Prepaid expenses	2,205	60,217

Total current assets	1,049,992	7,110,985
Property, buildings and equipment:
Land	1,852,387	2,550,314
Ponds and improvements	3,046,660	4,352,957
Buildings	534,882	602,745
Machinery and equipment	3,443,817	4,186,171

	8,877,746	11,692,187
Accumulated depreciation	4,511,969	4,666,525

	4,365,777	7,025,662
Investments in cooperatives	169,240	169,240
Other investments	44,440	—
Other assets	81,092	178,272

	294,772	347,512

Total assets	$5,710,541	$14,484,159

	JUNE 30

	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable:
Bank	$788,146	$1,548,961
Others	2,884,779	1,279,033
Accounts payable	1,436,363	740,503
Accured expenses	750,187	159,240
Current maturities of long-term debt	1,429,327	1,210,247

Total current liabilities	7,288,802	4,937,984
Long-term debt, less current maturities	2,706,365	4,811,027
Stockholders’ equity:
Series A Preferred Stock, no par value - authorized 900,000 shares, cumulative, convertible, 590,623 issued, none outstanding	—	—
Series B Preferred Stock, no par value - authorized 12,500 shares, cumulative, convertible, none issued, none outstanding	—	—
Preferred stock, par value to be determined by the Board of Directors — authorized 100,000 shares, none issued	—	—
Common stock, no par value — authorized 100,000,000 shares, issued and outstanding 4,935,273 and 4,923,273 shares at June 30, 2002 and 2001	15,393,714	15,392,064
Unearned compensation	—	(7,183)
Retained earnings (deficit)	(19,678,340)	(10,649,733)

Total stockholders’ equity	(4,284,626)	4,735,148

Total liabilities and stockholders’ equity	$5,710,541	$14,484,159

See accompanying notes.

AquaPro Corporation

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock			Retained	Total
			Unearned	Earnings	Stockholders‘
	Shares	Amount	Compensation	(Deficit)	Equity

Balance at July 1, 2000	4,905,273	$15,383,334	$(8,320)	$(9,045,900)	$6,329,114
Net loss for the year ended June 30, 2001				(1,603,833)	(1,603,833)
Common stock issued to employees for future services	18,000	8,730	(8,730)
Amortization of unearned compensation			9,867		9,867
Conversion of preferred stock warrants to common stock Issuance of common stock

Balance at June 30, 2001	4,923,273	15,392,064	(7,183)	(10,649,733)	4,735,148
Net loss for the year ended June 30, 2002				(9,028,607)	(9,028,607)
Common stock issued to employees and directors for future services	12,000	1,650	—		1,650
Amortization of unearned compensation			7,183		7,183

Balance at June 30, 2002	4,935,273	$15,393,714	$—	$(19,678,340)	$(4,284,626)

See accompanying notes.

AquaPro Corporation

Consolidated Statements of Operations

	YEAR ENDED JUNE 30

	2002	2001

Net sales	$3,990,198	$4,787,464
Cost of products sold	5,220,473	4,515,331

Gross profit	(1,230,275)	272,133
Selling, general and administrative	1,357,444	1,361,249

Operating income (loss)	(2,587,719)	(1,089,116)
Other income (expense):
Interest expense	(1,512,461)	(790,527)
Patronage dividends	—	249,833
Other, net	102,702	25,977

	(1,409,759)	(514,717)

Loss before loss on impairments and extraordinary item	(3,997,478)	(1,603,833)

Loss on impairment	(542,262)	—
Extraordinary item — loss on sale	(4,488,867)	—

	(5,031,129)	—

Net loss	$(9,028,607)	$(1,603,833)

Basic and diluted net loss per common share	$(1.82)	$(0.33)

Weighted average basic and diluted common shares outstanding	4,930,752	4,917,243

See accompanying notes.

AquaPro Corporation

Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30

	2002	2001

OPERATING ACTIVITIES
Net loss	$(9,028,607)	$(1,603,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	815,726	902,040
Loss (gain) on disposal of assets	1,177,993	(30,092)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	85,625	402,362
(Increase) decrease in live fish inventories	6,872,915	(932,949)
(Increase) decrease in notes receivable	(1,037,309)	—
(Increase) decrease in prepaid expenses, other receivables, and other assets	147,113	(29,413)
Increase in accounts payable and accrued expenses	1,286,806	356,231

Net cash provided by (used in) operating activities	320,262	(935,654)
INVESTING ACTIVITIES
Purchases of property and equipment	(995)	(103,817)
Proceeds from disposals of fixed assets	683,986	88,643

Net cash used in investing activities	682,991	(15,174)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	(1,321,559)	1,479,316
Principal payments on long-term borrowings	316,908	(1,507,965)
Proceeds from long-term borrowings	—	933,683
Net increase (decrease) in common stock and unearned compensation and consulting fees	8,834

Net cash provided by (used in) financing activities	(995,817)	905,034

Net decrease in cash and cash equivalents	7,436	(45,794)
Cash and cash equivalents at beginning of year	810	46,604

Cash and cash equivalents at end of year	$8,246	$810

SUPPLEMENTAL CASH FLOW INFORMATION-
Interest paid	$938,769	$758,000

NON-CASH FINANCING ACTIVITIES
Common stock issued to employees for future services	$1,650	$8,730

See accompanying notes.