Form 10QSB
period 2002-09-30
AQUAPRO CORP
filed 2002-11-14
CIK 1023367

================================================================================
                                  UNITED STATES

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10 - QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2002

                                       or

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE
                  ACT

For the transition period from _____________ to

                        Commission file number 0 - 29258

                               AQUAPRO CORPORATION
             (Exact name of Registrant as specified in its charter)

Tennessee                                              62 - 1598919
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification number)

                  1100 Highway 3, Sunflower, Mississippi 38778
              (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code:           (662) 569-3331

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]                   No [ ]

As of October 13, 2002, Registrant had outstanding 4,938,273 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format  (Check one) :  Yes [ ]   No [x]

================================================================================

                                      INDEX

Part I.           FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets at
                  September 30, 2002  (unaudited) and June 30, 2002           3

                  Condensed Consolidated Statements of
                  Operations for the Three Months ended
                  September 30, 2002 and 2001 (unaudited)                     5

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months ended
                  September 30, 2002 and 2001 (unaudited)                     6

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                        7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7

PART II.              OTHER INFORMATION

         Item 1.  Legal Proceedings                                           9

         Item 2.  Changes in Securities                                       9

         Item 3.  Defaults Upon Senior Securities                             9

         Item 4.  Submission of Matters to a Vote of Security Holders         9

         Item 5.  Other Information                                           9

         Item 6.  Exhibits and Reports on Form 8-K                            9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AquaPro Corporation

                      Condensed Consolidated Balance Sheets

                                            September 30,   June 30,
                                                2002          2002

                                            (Unaudited)     (Note 1)

Current Assets:

  Cash and Cash equivalents                 $   55,842   $    8,246

  Trade accounts receivable                       --           --

  Other receivables                               --          2,232

  Live Fish Inventories                           --           --

  Notes receivable                             129,245    1,037,309

  Prepaid expenses                                --          2,205

  Deferred production & cultivating costs      613,305         --
                                             ---------    ---------

Total current assets                           798,392    1,049,992

Property, buildings and equipment, net       4,026,416    4,365,777

Investment in cooperatives                     169,240      169,240

Other investments                               44,440       44,440

Other assets                                    62,738       81,092
                                             ---------    ---------

Total assets                                $5,101,226   $5,710,541
                                             =========    =========

                                                                       September 30,             June 30,
                                                                           2002                    2002
                                                                        (Unaudited)              (Note 1)


Liabilities and Stockholders' equity

Current liabilities:

         Notes payable                                                 $   3,938,914          $   3,672,925

         Accounts payable                                                    823,100              1,436,363

         Accrued expenses                                                    791,660                750,187

         Current maturities of long-term debt                               1,429,327             1,429,327
                                                                          -----------           -----------
Total current liabilities                                                   6,983,001             7,288,802

Long-term debt, less current maturities                                     2,883,859             2,706,365
                                                                          -----------           -----------
Total liabilities                                                           9,866,860             9,995,167


Stockholders' equity:
         Common stock, no par value - authorized
         100,000,000 shares, issued and outstanding
         4,938,273 at September 30, 2002 and
         4,935,273 at June 30, 2002                                        15,394,044            15,393,714

         Unearned compensation                                                     -                     -

         Retained earnings  (deficit)                                     (20,159,678)          (19,678,340)
                                                                          -----------           -----------
Total Stockholders' equity                                                 (4,765,634)           (4,284,626)
                                                                          -----------           -----------
Total liabilities and stockholders' equity                                $ 5,101,226           $ 5,710,541
                                                                          ===========           ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                              AquaPro Corporation

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                 Three Months ended
                                                    September 30
                                                 2002           2001
                                            -------------  -------------
Net Sales                                   $      --      $   881,901

Cost of products sold                              --        1,015,973
                                            -------------  -------------

Gross profit                                       --         (134,072)

Selling, general and administrative             245,043        224,610
                                            -------------  -------------
Operating (loss)                               (245,043)      (358,682)

Other income  (expense)                        (240,882)      (208,805)

Loss on disposal                                (64,400)          --

Other, net                                       68,987         94,127
                                            -------------  -------------
                                               (236,295)      (114,678)

Net (loss)                                  $  (481,338)   $  (473,360)
                                            =============  =============

Basic and diluted net (loss) per share      $      (.09)   $      (.10)

Basic and diluted weighted average common
Shares outstanding                            4,938,273      4,921,023


See accompanying notes to unaudited condensed consolidated financial statements.

                               AquaPro Corporation

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30

                                                       2002           2001

Net cash used in operating activities            $  (547,192)   $  (532,491)

Cash flows from investing activities:

         Purchases of property and equipment         (24,380)        (1,136)

         Proceeds from disposal of equipment         175,355          1,200

         (Investment in) sale of joint venture          --           40,000
                                                 ------------   ------------
                                                     150,975         40,064

Cash flows from financing activities:

Net increase in notes payable                       (942,036)       690,033

Proceeds from long-term borrowings                 1,437,776           --

Principal payments on long-term borrowings           (52,257)      (195,758)
                                                 ------------   ------------
Net cash provided by financing activities            443,813        494,275
                                                 ------------   ------------
Net increase/ (decrease)
 in cash and cash equivalents                         47,596          1,848

Cash and cash equivalents at beginning
   of period                                           8,246            810
                                                 ------------   ------------
Cash and cash equivalents at end
   of period                                     $    55,842    $     2,658
                                                 ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements

                               AquaPro Corporation

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                               September 30, 2002

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three-month period ended September 30, 2002 is not necessarily indicative of the results that may be expected for year ended June 30, 2003.

The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those set forth in this Item 2 and elsewhere in, or incorporated by reference into, this report. The Registrant has attempted to identify forward-looking in this report by placing an asterisk (*) following each sentence containing such statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE. The character of the Company's potential revenue changed dramatically between the quarters ended September 30, 2001 and 2002. Prior to the quarter beginning July 1, 2002, the Company maintained an inventory of catfish, which it sold for its own account. In the quarter ending June 30, 2002, the company sold its entire inventory to International Holdings, Inc. (IHI). Simultaneously with the sale of the inventory, the Company entered into a custom farming arrangement whereby the Company leases its catfish ponds to IHI, and provides the manpower, equipment, and expenses related to the care, growth, and sale of IHI's catfish. IHI provides the funds for the feed for the catfish, as well as making advances to the Company to cover other production costs.

Under the Contract, AquaPro is to receive a share of the net proceeds from sales, but only after IHI receives the cost of the fish purchased, feed purchased, and financing costs. (The details of the Contract are hereby incorporated by reference from Exhibit 10.21 of the Form 10-KSB, filed October 11, 2002.)

The Company considered posting an amount for revenues that was an accrual of budgeted revenues for the fiscal year. However, the present unsettled nature of the catfish industry indicates that estimation of what revenues AquaPro may possibly receive by fiscal yearend June 30, 2003, is impossible at this time. Unknown factors include the price of fish, the number of pounds of fish that can be ultimately sold and the Company's ability to market fish without payment for processing rights, which reduce revenues. No revenues were recognized for the quarter ended September 30, 2002. For the quarter ended September 30, 2001, net sales totaled $881,901.

For the quarter ended September 30,2002, 748,608 pounds of fish were sold by IHI, while for the quarter ended September 30, 2001, the Company sold 1,516,930 pounds of fish.

One goal of the custom farming arrangement was to initially stock the ponds with a lower number of fish but to feed each fish allowing it to grow to its maximum potential size during the feeding season.* In previous years, the Company's financing arrangements required steady sales of fish during the growing season to meet cash flow needs, and the Company was unable to maximize the growing season. It is believed that the remaining inventory, to be sold after the feeding season, will total more pounds than in previous years.*

COST OF PRODUCTS SOLD AND MARGIN. No current amount was reported as costs of products sold for the quarter ended September 30, 2002. The Company has capitalized costs associated with future revenues from the future selling of catfish by International Holdings, Inc. The deferred production and cultivating costs are to be expensed with future revenues for proper matching, but are evaluated on a monthly basis so that the estimated value will reflect its future benefits. For the quarter ended September 30, 2002, $613,305 was capitalized.

SELLING, GENERAL AND ADMINISTRATIVE. For the quarter ended September 30, 2002, selling, general and administrative costs totaled $245,043 compared to $224,610 for the quarter ended September 30, 2001. Administrative labor expenses continued to be lower than previous years as a result of dramatic cuts in the manpower. Seining costs increased as a result of the Company's increased seining efforts aimed at restocking the catfish ponds with catfish purchased from farmers going out of business.

INTEREST EXPENSE. Interest expense increased to $240,822 in the quarter ended September 30, 2002, from $208,805 for the quarter ended September 30, 2001. Total liabilities reduced from $10,638,064, for the quarter ended September 30, 2001, to $9,866,860 for the period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2002 the Company had a current ratio of 0.114 to one compared to a current ratio of 1.32 to one as of September 30, 2001. Current liabilities exceeded current assets by $6,184,609 for the quarter ended September 30, 2002. For the quarter ended September 30, 2001, current assets exceeded current liabilities by $1,874,625. On September 30, 2001 the cost basis of the Company's catfish inventory was $7,587,142. The sale of the Company's live fish inventory in the quarter ended June 30, 2002, removed the value of the fish inventory from current assets.

For the three-month period ended September 30, 2002, the Company had a net operating cash outflow of $547,192 compared to $1,054,145 for the period ended September 30, 2002.

The Company is totally dependent upon advances from IHI to cover its payroll, operating expenses, and scheduled secured debt repayments. * The Company has no cash except that which has been advanced by IHI. Most unsecured vendors and creditors have agreed to wait for payments on their accounts until after the crop can be sold by the end of the fiscal year June 30, 2003. * However, it can not be certain that the unsecured creditors would not attempt to force the Company into involuntary bankruptcy. It is also not known whether the creditors in the Kroeker farm foreclosure will sue the Company and its President, George Hastings, for the difference between the mortgage debt and the amount the property brought at auction. *

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         NONE

Item 2.  Changes in Securities

         During the quarter ending September 30, 2002 the Company issued 6,000 shares of restricted Common stock to senior management. The stock has a two-year vesting period.

Item 3.  Defaults upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8-K
         NONE

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 AquaPro Corporation
                                                    (Registrant)


Dated November 12, 2002                          By: /s/ George S. Hastings, Jr.
                                                 Chief Executive Officer,
                                                 President, and
                                                 Chairman of the Board