Form 10QSB
period 2002-12-31
AQUAPRO CORP
filed 2003-02-14
CIK 1023367

================================================================================

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10 - QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

                                       or

    [_]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Yes [X]   No [ ]

As of February 12, 2003, Registrant had outstanding 4,941,273 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]
================================================================================

                                      INDEX

Part I.           FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets at
                  December 31, 2002  (unaudited) and
                  June 30, 2002                                              3

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months ended
                  December 31, 2002 and 2001 (unaudited)                     5

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months ended
                  December 31, 2002 and 2001 (unaudited)                     7

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                       8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                         12

         Item 2.  Changes in Securities                                     12

         Item 3.   Defaults Upon Senior Securities                          12

         Item 4.   Submission of Matters to a Vote of Security Holders      12

         Item 5.   Other Information                                        12

         Item 6.  Exhibits and Reports on Form 8-K                          12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AquaPro Corporation

                      Condensed Consolidated Balance Sheets


                                                      December 31,    June 30,
                                                          2002          2002
                                                      -----------   -----------
                                                      (Unaudited)     (Note 1)
Current Assets:

  Cash and Cash equivalents                           $    16,394   $     8,246

  Trade accounts receivable                                  --            --

  Other receivables                                          --           2,232

  Live Fish Inventories                                      --            --

  Notes receivable                                           --       1,037,309

  Prepaid expenses                                           --           2,205

  Deferred production & cultivating costs                    --            --
                                                      -----------   -----------
Total current assets                                       16,394     1,049,992

Property, buildings and equipment, net                  1,979,410     4,365,777

Investment in cooperatives                                169,240       169,240

Other investments                                          44,440        44,440

Other assets                                                 --          81,092
                                                      -----------   -----------
Total assets                                          $ 2,209,484   $ 5,710,541
                                                      ===========   ===========

                                                      December 31,    June 30,
                                                          2002          2002
                                                      -----------   -----------
                                                      (Unaudited)     (Note 1)
Liabilities and Stockholders' equity

Current liabilities:

  Notes payable                                       $ 4,527,361   $ 3,672,925

  Accounts payable                                        677,689     1,436,363

  Accrued expenses                                        976,456       750,187

  Current maturities of long-term debt                  1,555,408     1,429,327
                                                      -----------   -----------
Total current liabilities                               7,736,914     7,288,802

Long-term debt, less current maturities                 2,637,078     2,706,365
                                                      -----------   -----------
Total liabilities                                      10,373,992     9,995,167


Stockholders' equity:
  Common stock, no par value - authorized
  100,000,000 shares, issued and outstanding
  4,941,273 at December 31, 2002 and
  4,935,273 at June 30, 2002                           15,394,044    15,393,714

  Unearned compensation                                      --            --

  Retained earnings (deficit)                         (23,558,552)  (19,678,340)
                                                      -----------   -----------
Total Stockholders' equity                             (8,164,508)   (4,284,626)
                                                      -----------   -----------
Total liabilities and stockholders' equity            $ 2,209,484   $ 5,710,541
                                                      ===========   ===========

                               AquaPro Corporation

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                          Three Months ended
                                                             December 31
                                                          2002          2001
                                                      -----------   -----------
Net Sales                                             $      --     $ 1,326,239

Cost of products sold                                        --       1,658,158
                                                      -----------   -----------
Gross profit                                                 --        (331,919)

Cost of contract farming                                  940,779          --

Selling, general and administrative                       281,862       387,992
                                                      -----------   -----------
Operating (loss)                                       (1,222,641)     (719,911)

Interest expense                                         (254,448)     (220,205)

Loss on impairment                                     (1,930,025)         --

Loss on disposal                                           10,000          --

Other, net                                                 (1,760)        7,091
                                                      -----------   -----------
                                                       (2,412,528)     (213,114)

Net (loss)                                            $(2,176,233)  $  (933,025)
                                                      ===========   ===========

Basic and diluted net (loss) per share                $      (.09)  $      (.19)

Basic and diluted weighted average common
Shares outstanding                                      4,941,273     4,923,273

                               AquaPro Corporation

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                           Six Months ended
                                                             December 31
                                                          2002          2001
                                                      -----------   -----------
Net Sales                                             $      --     $ 2,208,139

Cost of products sold                                        --       2,674,130
                                                      -----------   -----------
Gross profit                                                 --        (465,991)

Cost of contract farming                                  940,779          --

Selling, general and administrative                       526,905       612,601
                                                      -----------   -----------
Operating (loss)                                       (1,467,684)   (1,078,592)

Interest expense                                         (495,330)     (429,010)

Loss on impairment                                     (1,930,025)         --

Loss on disposal                                          (54,400)         --

Other, net                                                 67,227       101,218
                                                      -----------   -----------
                                                       (2,412,528)     (327,792)

Net (loss)                                            $(3,880,212)  $(1,406,384)
                                                      ===========   ===========

Basic and diluted net (loss) per share                $      (.09)  $      (.29)

Basic and diluted weighted average common
Shares outstanding                                      4,941,273     4,923,273

                               AquaPro Corporation

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                           Six Months Ended
                                                             December 31
                                                          2002          2001
                                                      -----------   -----------
Net cash used in operating activities                 $(1,037,751)  $   174,736

Cash flows from investing activities:

  Purchases of property and equipment                     (33,426)       (1,136)

  Proceeds from disposal of equipment                     175,355         1,200

  (Investment in) sale of joint venture                      --          40,000
                                                      -----------   -----------
                                                          141,929        40,064

Cash flows from financing activities:

Net increase (decrease) in notes payable                 (949,626)      168,464

Proceeds from long-term borrowings                      2,041,326          --

Principal payments on long-term borrowings               (188,060)     (382,522)

Net increase (decease) in common stock and
  unearned compensation and consulting fees                   330          --
                                                      -----------   -----------
Net cash provided by (used in) financing activities       903,970      (214,058)
                                                      -----------   -----------

Net increase/ (decrease)
  in cash and cash equivalents                              8,148           742

Cash and cash equivalents at beginning
  of period                                                 8,246           810
                                                      -----------   -----------
Cash and cash equivalents at end
  of period                                           $    16,394   $     1,552
                                                      ===========   ===========

                               AquaPro Corporation

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                December 31, 2002

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three and six-month periods ended December 31, 2002 is not necessarily indicative of the results that may be expected for year ended June 30, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

REVENUE. The character of the Company's potential revenue changed dramatically between the quarters ended December 31, 2001 and 2002. Prior to the quarter beginning July 1, 2002, the Company maintained an inventory of catfish, which it sold for its own account. In the quarter ending June 30, 2002, the company sold its entire inventory to International Holdings, Inc. (IHI). Simultaneously with the sale of the inventory, the Company entered into a custom farming arrangement whereby the Company leases its catfish ponds to IHI, and provides the manpower, equipment, and expenses related to the care, growth, and sale of IHI's catfish. IHI provides the funds for the feed for the catfish, as well as making advances to the Company to cover other production costs.

Under the Contract, AquaPro is to receive a share of the net proceeds from sales, but only after IHI receives the cost of the fish purchased, feed purchased, and financing costs as well as the amounts advanced to AquaPro for its costs of custom farming and ongoing debt service. (The details of the Contract are hereby incorporated by reference from Exhibit 10.21 of the Form 10-KSB, filed October 11, 2002.)

The Company did not have any revenues for the three-month period ended 12/31/2002. For the same period ended 12/31/2001, the Company sold $1,326,239 in fish. The Company had no fish of its own to sell during the quarter ended December 31, 2002. The Company's revenues depend upon obtaining sufficient fish sales at high enough prices to surpass the costs incurred by IHI in the growing of its fish, i.e., fish, feed, and financing costs. Management's forward-looking budgets, based upon the realized and expected continuation of low prices for fish, indicated that the forecasted revenues expected to be received by IHI for sale of its fish will most likely be insufficient to surpass IHI's costs. * Therefore it is not expected that the Company will have any revenues for the 2003 fiscal year and as a result will be unable to meet its financial obligations and will go out of business. *

COST OF PRODUCTS SOLD; CAPITALIZED COSTS; NEGATIVE GROSS MARGIN. No current amount was reported as costs of products sold for the quarter ended December 31, 2002. For the previous quarter ended September 30, 2002, the Company capitalized costs associated with future revenues from the future selling of catfish by International Holdings, Inc. in the amount of $613,305. The deferred production and cultivating costs were to be expensed with future revenues for proper matching, and were evaluated on a monthly basis so that the estimated value reflected its future benefits.

Evaluation of these deferred production and cultivating costs, along with fish sale budgets, now indicate that it is most likely that revenues for the Company will not be forthcoming. Therefore the Company has reclassified the capitalized costs as Costs of Contract Farming for the quarter ended December 31, 2002 in the amount of $940,779. Of that amount, $613,305 was for the quarter ended September 30, 2002 and $327,474 for the quarter ended December 31, 2002.

Gross Margin for the three month period ended December 31, 2002 was a negative $1,467,684, compared to a negative gross margin of $331,919 for the three months ended December 31, 2001, due to the costs of contract farming and sales, general, and administrative expenses without revenues.

SELLING, GENERAL AND ADMINISTRATIVE. For the quarter ended December 31, 2002, selling, general and administrative costs totaled $254,448 compared to $387,9992 for the quarter ended December 31, 2001. Administrative labor expenses continued to be lower than previous years as a result of dramatic cuts in manpower. Seining costs increased as a result of the Company's increased seining efforts aimed at restocking the catfish ponds with catfish purchased from farmers going out of business.

INTEREST EXPENSE. Interest expense increased to $240,822 in the quarter ended December 31, 2002, from $220,205 for the quarter ended December 31, 2001. Total liabilities reduced from $10,638,064, for the quarter ended December 31, 2001, to $10,373,992 for the period ended December 31, 2002.

LOSS ON IMPAIRMENT AND NET LOSS. The Company has reduced the carrying value of its catfish ponds and equipment to reflect the current depressed values in the catfish industry. For the quarter ended December 31, 2002 the Company took a charge to income of $1,930,025. When combined with the Operating loss for the quarter, the total net loss was $2,176,233.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2002 the Company had a current ratio of 0.002 to one compared to a current ratio of 1.32 to one as of December 31, 2001. Current liabilities exceeded current assets by $7,720,520 for the quarter ended December 31, 2002. For the quarter ended December 31, 2001, current assets exceeded current liabilities by $1,874,625. On December 31, 2001 the cost basis of the Company's catfish inventory was $7,587,142. The sale of the Company's live fish inventory in the quarter ended June 30, 2002, removed the value of the fish inventory from current assets. Proceeds from the sale of inventory were used to fund the costs of being in business since that time.

The Company is totally dependent upon advances from IHI to cover its payroll, operating expenses, and scheduled secured debt repayments. * The Company has no cash except that which has been advanced by IHI. Most unsecured vendors and creditors have agreed to wait for payments on their accounts until after the crop can be sold by the end of the fiscal year June 30, 2003. * However, it can not be certain that the unsecured creditors would not attempt to force the Company into involuntary bankruptcy. The creditors in the Kroeker farm foreclosure have sued the Company and its President, George Hastings as Guarantor, for the difference between the mortgage debt and the amount the property brought at auction, an amount calculated by them to be in excess of $2,000,000 plus interest and fifteen percent attorney's fees. The Company has made a counter claim against the Kroekers, however success by the plaintiffs could be expected to place the Company and Mr. Hastings in bankruptcy and has already negatively impacted IHI's desire to make additional loans to the Company.

As discussed more fully in the section titled Subsequent Events below, IHI has terminated its contract with AquaPro and, as a result, AquaPro has laid off all of its employees and ceased business effective January 31, 2003. Mr. Hastings has been forced to file for Chapter 7 bankruptcy protection.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31,2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

REVENUE. The character of the Company's potential revenue changed dramatically between the periods ended December 31, 2001 and 2002. Prior to the period beginning July 1, 2002, the Company maintained an inventory of catfish, which it sold for its own account. In the quarter ending June 30, 2002, the company sold its entire inventory to International Holdings, Inc. (IHI). Simultaneously with the sale of the inventory, the Company entered into a custom farming arrangement whereby the Company leases its catfish ponds to IHI, and provides the manpower, equipment, and expenses related to the care, growth, and sale of IHI's catfish. IHI provides the funds for the feed for the catfish, as well as making advances to the Company to cover other production costs.

Under the Contract, AquaPro was to receive a share of the net proceeds from fish sales, but only after IHI received the cost of the fish purchased, feed purchased, and financing costs. Any share of net proceeds in excess of the aforementioned costs were first to be used to repay AquaPro's production loans from IHI and then would have been available for the Company to make payments on its long term debt. (The details of the Contract are hereby incorporated by reference from Exhibit 10.21 of the Form 10-KSB, filed October 11, 2002.)

The Company did not have any revenues for the six-month period ended 12/31/2002. For the same period ended 12/31/2001, the Company sold $2,208,139 in fish. The Company had no fish of its own to sell during the quarter ended December 31, 2002. The Company's revenues depend upon obtaining sufficient fish sales at high enough prices to surpass the costs incurred by IHI in the growing of its fish, i.e., fish, feed, and financing costs. Management's forward-looking budgets, based upon the realized and expected continuation of low prices for fish, indicated that the forecasted revenues expected to be received by IHI for sale of its fish will most likely be insufficient to surpass IHI's costs. * Therefore it is not expected that the Company will have any revenues for the 2003 fiscal year and as a result will be unable to meet its financial obligations and will go out of business. *

COST OF PRODUCTS SOLD; CAPITALIZED COSTS; NEGATIVE GROSS MARGIN. No current amount was reported as costs of products sold for the six months ended December 31, 2002. For the previous quarter ended September 30, 2002, the Company capitalized costs associated with future revenues from the future selling of catfish by International Holdings, Inc. in the amount of $613,305. The deferred production and cultivating costs were to be expensed with future revenues for proper matching, and were evaluated on a monthly basis so that the estimated value reflects its future benefits.
Evaluation of these deferred production and cultivating costs, along with fish sale budgets, now indicate that it is most likely that revenues for the Company will not be forthcoming. * Therefore the Company has reclassified the capitalized costs as Costs of Contract Farming for the six months ended December 31, 2002 in the amount of $940,779. Of that amount, $613,305 was for the three months ended September 30, 2002 and $327,474 for the quarter ended December 31, 2002.

Gross Margin for the six month period ended December 31, 2002 was a negative $1,467,684 due to the costs of contract farming, sales, general, and administrative expenses without revenues. Negative gross margin for the six months ended December 31, 2001 was $465,991.

SELLING, GENERAL AND ADMINISTRATIVE. For the six months ended December 31, 2002, selling, general and administrative costs totaled $526,905 compared to $612,601 for the six months ended December 31, 2001. Administrative labor expenses continued to be lower than previous years as a result of dramatic cuts in the manpower. Seining costs increased as a result of the Company's increased seining efforts aimed at restocking the catfish ponds with catfish purchased from farmers going out of business.

INTEREST EXPENSE. Interest expense increased to $495,330 for the six months ended December 31, 2002, from $449,010 for the six months ended December 31, 2001.

LOSS ON IMPAIRMENT AND NET LOSS. The Company has reduced the carrying value of its catfish ponds and equipment to reflect the current depressed values in the catfish industry. For the six months ended December 31, 2002 the Company took a charge to income of $1,930,025. When combined with the Operating loss for the six month period, the total net loss was $3,880,212.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2002 the Company had a current ratio of 0.002 to one compared to a current ratio of 1.32 to one as of December 31, 2001. Current liabilities exceeded current assets by $7,720,520 for the quarter ended December 31, 2002. For the quarter ended December 31, 2001, current assets exceeded current liabilities by $1,874,625. On December 31, 2001 the cost basis of the Company's catfish inventory was $7,587,142. The sale of the Company's live fish inventory in the quarter ended June 30, 2002, removed the value of the fish inventory from current assets. Proceeds from the sale of inventory were used to fund the costs of being in business since that time.

The Company is totally dependent upon advances from IHI to cover its payroll, operating expenses, and scheduled secured debt repayments. * The Company has no cash except that which has been advanced by IHI. Most unsecured vendors and creditors have agreed to wait for payments on their accounts until after the crop can be sold by the end of the fiscal year June 30, 2003. * However, it can not be certain that the unsecured creditors would not attempt to force the Company into involuntary bankruptcy.
The creditors in the Kroeker farm foreclosure have sued the Company and its President, George Hastings as Guarantor, for the difference between the mortgage debt and the amount the property brought at auction, an amount in excess of $2,000,000 plus interest and attorney's fees. The Company has made a counter claim against the Kroekers, however success by the plaintiffs could be expected to place the Company and Mr. Hastings in bankruptcy and has already negatively impacted IHI's desire to make additional loans to the Company.

As discussed more fully in the section titled Subsequent Events below, IHI has terminated its contract with AquaPro and, as a result, AquaPro has laid off all of its employees and ceased business effective January 31, 2003. Mr. Hastings has been forced to file for Chapter 7 bankruptcy protection.

SUBSEQUENT EVENTS.

Subsequent to the period ended December 31,2002, IHI instructed the Company to use every effort to increase sales of its fish. By the end of the second week in January 2003, the Company had sold more than 1,000,000 pounds of fish. The number of remaining food-sized fish was estimated by the individual farm managers as between two and four million pounds of fish. In addition to these market-sized fish, the farm managers estimated another three to four million pounds of fish that would become market-sized by the end of June 2003 and more fish that would be market-sized by the end of the feeding season fall of 2003. Officials of IHI shared with the Company their concern that there would not be enough fish sales by June 30, 2003 to totally repay the credit line that it had incurred for its investment in the business. Additionally, IHI had purchased the previous credit line the Company had with Community Bank. The collateral of that loan was all of the equipment owned by AquaPro. If AquaPro were to fail, IHI would own all of its equipment.

Effective January 31, 2003 and subsequent to the six month period ending December 31, 2002, the Company notified IHI that AquaPro had determined that IHI had breached and improperly taken steps to terminate its contract with the Company. While the Company had entered into an agreement that specified the conditions whereby AquaPro's services could be terminated by IHI, IHI unilaterally took different steps that would and did force the resignation of the Company, without following those steps. Specifically identified among these steps were: refusal to advance funds to the Company to make the minimum monthly payments on loans obtained by AquaPro to operate and remain in business and care for IHI's fish; retroactively, and without notice, cutting the salary of AquaPro's senior manager by 60% and eliminating one hundred percent of the pay for that position effective February 15, 2003; and knowingly refusing to advance the funds AquaPro incurred for the care and selling of IHI's fish, such as seining, hauling, and other ordinary operating costs.

The effect of the non-payment of monthly payments was to make AquaPro in default under these obligations and without other outside funds, to force it out of business. The effect of the retroactive reduction and total termination of the President's salary was to make it impossible for the President to have funds, from his own salary, to advance the minimum payments on AquaPro's scheduled debt service. And, since the President had guaranteed these loans for AquaPro, to force him into personal bankruptcy. Further, AquaPro's management perceived the non-payment of outside vendors as an attempt by IHI to avoid its financial responsibility for items related to its fish by placing the burden on AquaPro as it was going out of business and unable to pay.

Effective January 31, 2003, the Company laid off all of its workforce and closed the doors. The Company does not have the funds to employ a bankruptcy attorney. It is expected that secured creditors will either negotiate a sale or lease of assets with IHI or repossess/foreclose the assets. IHI has hired the entire workforce of AquaPro with the exception of its President, Mr. Hastings. Mr. Hastings has sought bankruptcy protection under Chapter 7.

The Company owes over $8,000,000 more than the value of its assets. The present market value of the Company's assets reflects the depressed conditions in values prevalent in the catfish industry as the Company and other farmers go out of business. * Sadly, it is expected that there will be no funds available for any unsecured judgment creditors or for the Company's stockholders.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         The family that sold the Kroeker farm to AquaPro and foreclosed upon the property has sued the Company, George Hastings, IHI, and Community Bank for over $2,000,000 plus interest and 15% attorney's fees. The Company has filed a counter claim. However, the Company has no funds with which to defend this suit.

Item 2.  Changes in Securities
         During the quarter ending December 31, 2002 the Company issued 3,000 shares of restricted Common stock to senior management. The stock has a two-year vesting period.

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

                                        AquaPro Corporation
                                           (Registrant)

Dated February 12, 2003                 By: /s/ George S. Hastings, Jr.
                                            --------------------------------
                                            Chief Executive Officer, President,
                                            and Chairman of the Board